Form 10-Q
period 1995-03-31
COMBANCORP
filed 1995-05-12
CIK 741316

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-Q

(Mark One)
 X       Quarterly report pursuant to Section 13 or 15(d) of the
- - ---      Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995 or
                                        --------------
- - ---      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from           to
                                        ----------   -----------
Commission file number:         0-15984
                        -------------------------------------------------------

                                  COMBANCORP
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   California                                                 95-3737171
- - -----------------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)            (IRS Employer Identification Number)

                           6001 E. Washington Blvd., City of Commerce, CA                        90040
- - -----------------------------------------------------------------------------------------------------------------------
                              (Address of Principal executive offices)                         (Zip Code)

                                 (213) 724-8800
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                              -----          -----
         As of March 31, 1995, there were 565,789 outstanding shares of the issuer's Common Stock, no par value.

================================================================================

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

               ASSETS                             March 31, 1995     December 31, 1994
                                                  --------------     -----------------
Cash and due from banks - demand                    $ 6,563,575          $ 5,745,356
Federal funds sold                                    8,950,000           11,605,000
                                                    -----------          -----------
       Cash and cash equivalents                     15,513,575           17,350,356

Interest-bearing deposits with
  financial institutions                              8,699,000            8,102,000
Investment in Federal Reserve
  Bank Stock                                            120,000              120,000
Securities available for sale                        18,356,764           16,830,404
Loans                                                24,689,143           25,809,010
  Less:
   Deferred loan fees and costs                         (48,657)             (59,280)
   Unearned discount on acquired loan                  (183,436)            (285,827)
   Reserve for possible loan losses                    (528,827)            (498,827)
                                                    -----------          -----------
       Net loans                                     23,928,223           24,965,076

Premises and equipment, net                           2,519,179            2,526,677
Other real estate owned                                 371,013              371,013
Accrued interest receivable and
  other assets                                          790,406              922,922
                                                    -----------          -----------
Total assets                                        $70,298,160          $71,188,448
                                                    ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand non-interest bearing                       $24,196,500          $23,439,082
  Savings and other interest
    bearing accounts                                 27,826,200           28,870,686
  Time, $100,000 and over                             3,837,403            4,329,934
  Other time                                          7,940,891            8,259,595
                                                    -----------          -----------
       Total deposits                                63,800,994           64,899,297
Accrued interest payable and
  other liabilities                                     410,328              342,524
                                                    -----------          -----------
       Total liabilities                             64,211,322           65,241,821
                                                    -----------          -----------
Shareholders' equity:
  Common stock                                        4,453,300            4,453,300
  Retained earnings                                   1,638,192            1,609,002
  Unrealized gain on securities
    available for sale, net                              (4,654)            (115,675)
                                                    -----------          -----------
       Total shareholders' equity                     6,086,838            5,946,627
                                                    -----------          -----------
Total liabilities and
  shareholders' equity                              $70,298,160          $71,188,448
                                                    ===========          ===========


          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                           Three months
                                                          ended March 31,
                                                   ----------------------------
                                                       1995             1994
                                                   ----------        ----------
Interest income:
  Interest on loans                                $  791,817          $518,271
  Interest on deposits with
    financial institutions                            123,172            71,720
  Interest on securities                              255,150           123,742
  Interest on Federal funds sold                      156,820            42,126
                                                   ----------          --------
 Total interest income                              1,326,959           755,859

Interest expense on deposits                          280,460           180,012
                                                   ----------          --------
 Net interest income                                1,046,499           575,847

Provision for loan losses                             (30,000)          (72,800)
                                                   ----------          --------
  Net interest income after provision
   for loan losses                                  1,016,499           503,047
                                                   ----------          --------
Other income:
  Service charges and other income                    177,311           135,992
                                                   ----------          --------
       Total other income                             177,311           135,992
                                                   ----------          --------
Other operating expenses:
  Salaries and employee benefits                      400,434           289,146
  Occupancy expense                                    99,809            66,176
  Equipment expense                                    39,084            24,897
  Professional fees                                    46,831            23,833
  Advertising expense                                  19,005             8,424
  Business promotion                                   14,906            13,485
  Stationery and supplies                              35,906            19,946
  Data processing                                      40,389            32,770
  Other expenses                                      205,710           133,714
                                                   ----------          --------
       Total other operating expenses                 902,074           612,391
                                                   ----------          --------
Income before income taxes                            291,736            26,648
Provision for income taxes                            121,100             9,600
                                                   ----------          --------
Net income                                         $  170,636          $ 17,048
                                                   ==========          ========
Per share:
   Net income                                      $     0.30          $   0.03
                                                   ==========          ========
   Dividends                                       $     0.25          $      -
                                                   ==========          ========


          See accompanying notes to consolidated financial statements.

                           COMBANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                        Period ended March 31,
                                                                     ---------------------------
                                                                         1995           1994
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $   170,637      $   17,048
Adjustments to reconcile net income to
net cash provided by operating activities:
 Loss on sale of premises and equipment
   and other real estate owned                                                 -          29,637
 Depreciation and amortization                                            51,718          38,316
 Provision for possible loan losses                                       30,000          72,800
 Amortization of deferred loan fees                                      (20,563)        (15,978)
 Net accretion of discount on securities                                 (93,015)        (96,784)
 Accretion of unearned discount on acquired loans                        (53,866)         (9,237)
 Net decrease in accrued income receivable
   and other assets                                                       40,320          27,991
 Increase in taxes payable                                                32,445          11,766
 Net increase (decrease) in accrued interest
   payable and other liabilities                                          35,359          (3,729)
                                                                     -----------     -----------
 Net cash provided by (used in) operating
   activities                                                            193,035          71,830
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest bearing
   deposits with other financial institution                            (597,000)        384,000
 Proceeds from maturities and calls of
   securities available for sale                                         200,400      10,453,529
 Purchases of securities available for sale                           (1,444,768)    (10,258,597)
 Net (increase) decrease in loans                                      1,081,282        (134,648)
 Purchases of premises and equipment                                     (29,980)       (142,886)
                                                                     -----------     -----------
 Net cash provided by investing activities                              (790,066)        301,398
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                  (1,098,303)      2,743,110
 Dividends paid                                                         (141,447)              -
                                                                     -----------     -----------
   Net cash provided by financing activities                          (1,239,750)      2,743,110
                                                                     -----------     -----------
   Increase (decrease) in cash and
     cash equivalents                                                 (1,836,781)      3,116,338

CASH AND CASH EQUIVALENTS
 Beginning of year                                                    17,350,356       7,324,373
                                                                     -----------     -----------
 End of year                                                         $15,513,575     $10,440,711
                                                                     ===========     ===========

          See accompanying notes to consolidated financial statements.

                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (unaudited)

Note 1.          Basis of Presentation

         The accounting and reporting policies of the Company and its subsidiary are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The financial statements are prepared on the accrual basis of accounting with all significant income and expense items accrued at the respective statement dates. The financial statements include the accounts of the Company and its wholly-owned subsidiary, Commerce National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated.

         In management's opinion, the accompanying financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary to a fair statement of the results for the interim periods presented. The results for the interim period ended March 31, 1995, are not necessarily indicative of the results which will be reported for the entire year.

Note 2.          Income Per Share

         Income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock equivalents, except when their effect would be antidilutive or immaterial. The weighted average number of shares used to compute income per share was 565,789 for each period presented.

Note 3.          Reserve for Possible Loan Losses

         On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118. There was no material effect on the Bank's financial statements. Statement No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. At March 31, 1995, the Bank has classified $415,500 of its loans as impaired with a specific loss reserve of $94,645. There was no impact on the financial statements as a result of the adoption of Statement No. 114 as the existing allowance was adequate for this reserve.

Note 4.          Securities Available for Sale

         Effective January 1, 1995, the Bank adopted FASB Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. At March 31, 1995, the Bank had no material derivative financial instruments.

Note 5.          Availability of Funds From Bank

         Under Federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency, exceed the Bank's net income, as defined, for that year combined with its retained net income for the preceding two years.

         Federal banking law restricts the Bank from extending credit to the Company in excess of 10 percent of the Bank's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's consolidated balance sheet at March 31, 1995 reflected a decrease of 1.3% in total assets and 1.7% in deposits from December 31, 1994. As a result of continued slow loan demand, the Bank experienced a decrease of 4.3% in gross loans during this period.

         The components of the changes in loans are as follows:

                                                                        Increase (Decrease)
                                                                      over December 31, 1994
                                                                      ----------------------
                 Commercial loans                                                (5.9%)
                 Real estate - construction                                      (0.6%)
                 Real estate - primarily loans for
                   acquisition or improvement of
                   owner occupied offices and
                   industrial property                                           (4.6%)
                 Real estate - mortgage loans
                   acquired                                                      (0.5%)
                 Installment loans                                               (2.3%)

         The loan to deposit ratio at March 31, 1995 was 38.7%, compared to 39.8% at December 31, 1994. Non-performing loans (i.e, those past due 90 days and/or on non-accrual) at March 31, 1995, amounted to approximately $577,500 as compared to approximately $397,000 at December 31, 1994, a 45.5% increase. Of the eight non-performing loans, one loan in the amount of $145,900, or 25.3% of non-performing loans, was secured by real estate, and was taken into Other Real Estate Owned on April 19, 1995. Three loans totaling $420,400, or 72.8% of non-performing loans, are commercial loans. One of these loans in the amount of $97,900 is secured by UCC filings on equipment, which management believes provides adequate security to the Bank. This loan continues to make monthly payments which are currently being applied to interest on a cash basis. Once the interest is brought current, the Bank intends to rewrite this loan on a fully amortized basis. The second commercial loan in the amount of $150,000 is secured by approximately $200,000 in receivables, and the Bank has hired an outside consultant to audit these accounts. The third commercial loan in the amount of $172,600 is secured by a second trust deed and has been approved for a renewal, subject to a current appraisal. The balance of non-performing loans consists of an installment loan and three credit card receivables. Other Real Estate Owned ("OREO") at March 31, 1995 remained at $371,000 as compared to December 31, 1994. As of April 19, 1995, however, OREO increased to $516,900 with the addition of the aforementioned real estate secured loan in the amount of $145,900.

         The allowance and provision for possible loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio. The level and rate of additions to the allowance for loan losses are based on a continuing analysis of the loan portfolio and at March 31, 1995, reflected an amount which in management's judgment was adequate for known and inherent losses. In evaluating the adequacy of the allowance, management gives consideration to economic prospects and net worth of the individual borrowers and guarantors, collateral evaluation, the nature and amount of loans subject to adverse classification, the total size and mix of the loan portfolio and such other factors that deserve recognition. The allowance for loan losses aggregated $528,827 at March 31, 1995, or 2.1% of outstanding loans, as compared to $498,827, or 1.9% of outstanding loans at December 31, 1994. During the same period, the allowance for loan losses as a percentage of non-performing loans was 91.6% and 125.6%, respectively.

         Funds not required for lending activities at March 31, 1995 were invested in U. S. Treasury and Agency securities, investment grade corporate notes, municipal bonds, interest-bearing deposits with other financial institutions and Federal funds sold. In order to increase investment yields, Fed funds sold was reduced by approximately $2.7 million and securities available for sale was increased by approximately $2.1 million during the first quarter of 1995. The net unrealized loss on securities available for sale, net of deferred taxes, included in shareholders' equity decreased from $115,675 at December 31, 1994 to $4,654 at March 31, 1995, reflecting the decline in yields during the first quarter of 1995, which increased the market value of these securities from December 31, 1994.

Results of Operations

         Net income for the quarter ended March 31, 1995 was $170,636, or $.30 per share, compared to $17,048, or $.03 per share, for the quarter ended March 31, 1994.

         Net interest income for the quarter ended March 31, 1995 increased approximately 81.7% over the comparable period in 1994 primarily due to the increase of 25.7% in average interest earning assets and the increase in yield on those assets from 6.2% during the first quarter of 1994 to 8.7% during the first quarter of 1995. Interest expense increased approximately 55.8% over the comparable period in 1994 due to the 27.4% increase in average interest-bearing liabilities and the increase in cost of funds from 2.2% in 1994 to 2.8% in 1995. The annualized net interest margin on average earning assets increased to 6.8% during the first quarter of 1995, compared to 4.7% during the comparable period in 1994.

         The provision for loan losses decreased $42,800 during the first quarter 1995, compared to the comparable period in 1994, which primarily reflects management's improved assessment of the potential risks in the loan portfolio.

         Other income increased approximately 30.4% during the first quarter of 1995 as compared to the same period in 1994. Many components increased by nominal amounts, but the majority of the increase was due to service charges attributable to the increase in the number of accounts. Other operating expenses increased approximately 47.3% during the first quarter of 1995 over the comparable period of 1994 due primarily to the 38.5% increase in salaries and employee benefits due to the acquisition and staffing of the Bank's Downey Branch and the costs associated with this acquisition, and the 53.8% increase in other expenses due primarily to the increased FDIC assessment for the acquired deposits related to the Downey Branch. Other operating expenses as a percentage of total interest income decreased from 81.0% during the first quarter of 1994 to 68.0% during the first quarter of 1995.

Liquidity and Interest Rate Sensitivity

         At March 31, 1995, total earning assets were $58.6 million, or 83.3% of total assets. The Company's liquid assets were $35.2 million and consisted of cash and due from banks, interest-bearing deposits with financial institutions, unpledged securities maturing within one year and Federal funds sold. The liquidity ratio (i.e., liquid assets to total deposits) was 55.2% compared to 56.2% at December 31, 1994. The Bank has outstanding commitments to lend in the amount of approximately $5.2 million at March 31, 1995, which are expected to be funded by deposits. The Company has no other material unrecorded commitments for funds.

         Interest-bearing deposits with financial institutions at March 31, 1995 consisted exclusively of time certificates of deposit, of which 97.7% mature within one year. The Company's securities available for sale consisted primarily of U.S. treasury and agency obligations, corporate bonds, and bank qualified municipal bonds, which were readily marketable. At March 31, 1995, the book value of these securities exceeded their market value by approximately $7,950. Securities totaling $400,000 were pledged to secure Treasury Tax and Loan deposits and public funds. The Company's loan portfolio also was relatively liquid with approximately 77.6% of the outstanding loans maturing within one year or sensitive to changes in interest rates.

         The Company believes that its position with respect to interest rate fluctuations is favorable, in that the majority of the Company's loans bear a floating rate of interest and the majority of its investments have short maturities.

         At March 31, 1995, the Company was in an asset sensitive position and its 90 day gap, (i.e., the difference between assets and liabilities that reprice in that period as a percentage of total assets) was 8% and its cumulative gap was 30%. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

         The Asset and Liability Maturity Repricing Schedule below sets forth the distribution of repricing opportunities for the Company's interest earning assets and liabilities, the interest sensitivity gap and the ratio of cumulative gap to total assets.

                          INTEREST SENSITIVITY PERIOD
                                 (in thousands)

                                                 over          over        over
                                               3 months      6 months     1 year
                                   3 months    through       through      through       over
                                   or less     6 months       1 year      5 years      5 years     Total
                                   --------    --------       ------      -------      -------     -----
Interest Earning Assets:
Federal funds sold                 $ 8,950            -            -            -                  $ 8,950
Securities                           7,548        1,370        2,687        6,598         274       18,477
Deposits with other institutions     4,050        2,368        2,082          199           -        8,699
Loans                               17,842          510        1,158        3,718       1,461       24,689

         TOTAL                     $38,390        4,248        5,927       10,515       1,735      $60,815
                                   =======================================================================

Interest Bearing Liabilities:
Time Deposits:
   a) TCD's less than $100M        $ 4,049        1,742        1,811          338           1      $ 7,941
   b) TCD's $100M and over           1,107        1,499        1,131          100           -        3,837
Savings                              9,276            -            -            -           -        9,276

Money Market                        10,322            -            -            -           -       10,322

Now Accounts                         8,228            -            -            -           -        8,228


         TOTAL                     $32,982        3,241        2,942          438           -      $39,604
                                   -----------------------------------------------------------------------
Interest Sensitivity Gap:
   Interval                        $ 5,408       $1,007       $2,985      $10,077      $ 1,735

   Cumulative                        5,408       $6,415       $9,400      $19,477      $21,212     $21,211
                                   -----------------------------------------------------------------------
Ratio of cumulative gap
   to total assets                        8%          9%          13%          28%          30%         30%

         At March 31, 1995, the Company was entitled to borrow on a collateralized basis at the discount window at the Federal Reserve Bank of San Francisco. In addition, the Bank has available a Federal funds line of credit in the amount of $1 million with one of its correspondent banks.

Capital Resources

         The Company is currently exempt from the Federal Reserve Board's risk-based capital guidelines because consolidated assets are under $150 million. However, the Bank is subject to the risk-based capital guidelines adopted by the Office of the Comptroller of the Currency. These guidelines require the Bank to maintain a minimum ratio of total capital-to-risk-weighted assets of 8% (of which at least 4% must consist of tier I capital), and a leverage ratio of at least 3%. At March 31, 1995, the Bank had a total capital-to-risk-weighted assets ratio of 18.9%, with a tier I capital ratio of 17.7%, and a leverage ratio of 7.9%.

         The Bank excludes the impact of the net unrealized gains on securities available for sale, net of deferred taxes in its regulatory capital ratios.

Recent Accounting Developments

         In December 1991, the FASB issued Statement No. 107, Disclosures about Fair Value of Financial Instruments. Statement 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The disclosures include the methods and assumptions used to estimate the fair value if quoted market prices are not used. Statement 107 will first be required for the Company's fiscal year that ends December 31, 1995.

         On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118. There was no material effect on the Bank's financial statements. Statement No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. At March 31, 1995, the Bank has classified $415,500 of its loans as impaired with a specific loss reserve of $94,645. There was no impact on the financial statements as a result of the adoption of Statement No. 114 as the existing allowance was adequate for this reserve.

         Effective January 1, 1995, the Bank adopted FASB Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. At March 31, 1995, the Bank had no material derivative financial instruments.

                          PART II.  OTHER INFORMATION

Items 1 - 5.

         Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Inapplicable

         (b)  Reports on Form 8-K

              The registrant filed no reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMBANCORP



Date:  May 10, 1995                     By:  /s/  RICHARD F. DEMERJIAN
                                             ----------------------------------
                                                  Richard F. Demerjian
                                                  Chief Executive Officer




Date:  May 10 , 1995                    By:  /s/  ESTHER G. WILSON
                                             ----------------------------------
                                                  Esther G. Wilson
                                                  Chief Financial Officer