Form 10-Q
period 1995-06-30
COMBANCORP
filed 1995-08-14
CIK 741316

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ______________

Commission file number:                          0-15984
                        --------------------------------------------------------

                                   COMBANCORP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         California                                                    95-3737171
- --------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (IRS Employer Identification Number)

      6001 E. Washington Blvd., City of Commerce, CA                                     90040
- --------------------------------------------------------------------------------------------------------------
          (Address of Principal executive offices)                                     (Zip Code)

                                 (213) 724-8800
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [ ]

         As of June 30, 1995, there were 565,789 outstanding shares of the issuer's Common Stock, no par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


ASSETS                                                   June 30, 1995            December 31, l994
                                                         -------------            -----------------
Cash and due from banks - demand                            $3,149,991                   $5,745,356
Federal funds sold                                          14,100,000                   11,605,000
                                                           -----------                  -----------
     Cash and cash equivalents                              17,249,991                   17,350,356
Interest bearing deposits with
  financial institutions                                     9,779,000                    8,102,000
Securities held to maturity                                    120,000                      120,000
Securities available for sale                               13,367,584                   16,830,404
Loans                                                       23,960,243                   25,809,010
   Deferred loan fees and costs                                (42,819)                     (59,280)
   Unearned discount on acquired loans                        (126,216)                    (285,827)
   Allowance for loan losses                                  (528,746)                    (498,827)
                                                           -----------                  -----------
    Net loans                                               23,262,462                   24,965,076
                                                           -----------                  -----------
Premises and equipment, net                                  3,146,769                    2,526,677
Other real estate owned                                        125,922                      371,013
Accrued interest receivable and other
  assets                                                       803,896                      922,922
                                                           -----------                  -----------
    Total assets                                           $67,855,624                  $71,188,448
                                                           ===========                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand - non-interest bearing                            $22,587,537                  $23,439,082
  Savings and other interest
   bearing accounts                                         26,734,386                   28,870,686
  Time, $100,000 and over                                    3,847,217                    4,329,934
  Other time                                                 7,925,091                    8,259,595
                                                           -----------                  -----------
    Total deposits                                          61,094,231                   64,899,297
Accrued interest payable and
  other liabilities                                            423,196                      342,524
                                                           -----------                  -----------
    Total liabilities                                       61,517,428                   65,241,821
                                                           -----------                  -----------
Shareholders' equity:
  Common stock                                               4,453,300                    4,453,300
  Retained earnings                                          1,811,744                    1,609,002
  Unrealized gain (loss) on securities
   available for sale, net                                      73,152                     (115,675)
                                                           -----------                  -----------
    Total shareholders' equity                               6,338,196                    5,946,627
                                                           -----------                  -----------
    Total liabilities and shareholders' equity             $67,855,624                  $71,188,448
                                                           ===========                  ===========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                               Three months                            Six months
                                                               ended June 30,                         ended June 30,
                                                         ------------------------              ---------------------------
                                                            1995             1994                 1995              1994
                                                         ---------        --------            -----------       -----------
Interest income:
   Interest on loans                                      $737,384        $576,596             $1,529,201        $1,094,867
   Interest on deposits with
     financial institutions                                147,620          68,272                270,792           139,992
   Interest on securities                                  245,651         152,530                500,801           276,272
   Interest on Federal funds sold                          192,432          71,047                349,252           113,173
                                                         ---------        --------             ----------        ----------
      Total interest income                              1,323,087         868,445              2,650,046         1,624,304
Interest expense on deposits                               296,888         190,668                577,348           370,680
                                                         ---------        --------             ----------        ----------
   Net interest income                                   1,026,199         677,777              2,072,698         1,253,624
Provision for loan losses                                   40,000          55,000                 70,000           127,800
                                                         ---------        --------             ----------        ----------
   Net interest income after
     provision for loan losses                             986,199         622,777              2,002,698         1,125,824
                                                         ---------        --------             ----------        ----------
Other income:
   Gain (loss) on the sale of OREO                          (9,824)              -                 (9,824)                -
   Other                                                   161,904         138,900                339,215           274,892
                                                         ---------        --------             ----------        ----------
        Total other income                                 152,080         138,900                329,391           274,892
                                                         ---------        --------             ----------        ----------
Other operating expenses:
   Salaries and employee benefits                          357,454         272,949                757,888           562,095
   Occupancy expense                                        90,561          69,166                190,370           135,342
   Equipment and utilities expense                          61,938          18,245                101,022            43,142
   Professional fees                                        42,420          31,320                 89,251            55,153
   Advertising expense                                      18,294          19,743                 37,299            28,167
   Business promotion                                       20,471          12,288                 35,377            25,773
   Supplies and Office expenses                             54,955          24,762                 90,861            44,708
   Data processing                                          28,708          29,775                 69,097            62,545
   Other expenses                                          168,025         115,112                373,735           248,826
                                                         ---------        --------             ----------        ----------
      Total other operating expenses                       842,826         593,360              1,744,900         1,205,751
                                                         ---------        --------             ----------        ----------
Income before income taxes                                 295,453         168,317                587,189           194,965
Provision for income taxes                                 121,900          74,200                243,000            83,800
                                                         ---------        --------             ----------        ----------
Net income                                                $173,553         $94,117                344,189           111,165
                                                         =========        ========             ==========        ==========
Per share:
  Net income                                                 $0.31           $0.17                  $0.61             $0.20
                                                         =========        ========             ==========        ==========
  Dividends                                                      -               -                  $0.25             $0.09
                                                         =========        ========             ==========        ==========


          See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                           Period ended June 30,
                                                                                        1995                1994
                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $344,189            $111,165

CASH FLOWS FROM OPERATING ACTIVITIES
  Adjustments to reconcile net income to net cash provided by operating activities
      Loss on sale of premises and equipment and other real estate owned                  9,824              48,836
      Depreciation and amortization                                                     106,085              68,926
      Write down of other real estate owned                                              20,000                  -
      Provision for possible loan losses                                                 70,000             127,800
      Amortization of deferred loan fees                                                (37,815)            (43,078)
      Net accretion of discount on securities                                          (171,887)           (163,453)
      Accretion of unearned discount on acquired loans                                 (143,940)            (29,852)
      Net increase in accrued income receivable and other assets                          9,294              55,028
      Increase in taxes payable                                                          51,689              85,647
      Net (decrease) in accrued interest payable and other liabilities                  (23,989)            (10,165)
                                                                                    -----------          ----------
         Net cash provided by (used in) operating activities                            233,450             250,854
                                                                                    -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in interest bearing
         deposits with other financial institutions                                  (1,677,000)            265,874
      Proceeds from sale of other real estate owned                                     361,189                  -
      Proceeds from maturities and calls of securities                                7,901,902          20,659,716
      Purchases of securities                                                        (3,944,143)        (21,624,006)
      Loan principal collections, net                                                 1,668,447           1,181,297
      Purchases of premises and equipment                                              (697,697)           (791,476)
                                                                                    -----------          ----------
        Net cash provided by investing                                                3,612,698            (308,595)
                                                                                    -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                            (3,805,066)          2,061,090
      Dividends paid                                                                   (141,447)                 -
                                                                                    -----------          ----------
        Net cash provided by financing activities                                    (3,946,513)          2,061,090
                                                                                    -----------          ----------
        Increase in cash and cash equivalents                                          (100,365)          2,003,349
                                                                                    -----------          ----------
CASH AND CASH EQUIVALENTS
      Beginning of year                                                              17,350,356           7,324,373
                                                                                    -----------          ----------
      End of year                                                                   $17,249,991          $9,327,722
                                                                                    ===========          ==========


          See accompanying notes to consolidated financial statements

                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (unaudited)

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

         In management's opinion, the accompanying financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary to a fair statement of the results for the interim periods presented. The results for the interim period ended June 30, 1995, are not necessarily indicative of the results which will be reported for the entire year.

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

Note 3.  Reserve for Possible Loan Losses

         On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118. There was no material effect on the Bank's financial statements. Statement No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. At June 30, 1995, the Bank has classified $570,000 of its loans as impaired with a specific loss reserve of $93,950. There was no impact on the financial statements as a result of the adoption of Statement No. 114 as the existing allowance was adequate for this reserve.

Note 4.  Securities Available for Sale

         Effective January 1, 1995, the Bank adopted FASB Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. At June 30, 1995, the Bank had no material derivative financial instruments.

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

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's consolidated balance sheet at June 30, 1995 reflected a decrease of 4.7% and 5.9% in total assets and deposits, respectively, from December 31, 1994. As a result of continued slow loan demand, the Bank experienced a decrease of 7.2% in gross loans during this period.

                 The components of the changes in loans are as follows:

                                                                              Decrease over
                                                                             December 31, 1994
                                                                             -----------------
                 Commercial loans                                                  (3.8%)
                 Real estate - construction                                        (4.4%)
                 Real estate - primarily loans for
                   acquisition or improvement of
                   owner occupied offices and
                   industrial property                                            (14.6%)
                 Real estate - mortgage loans
                   acquired                                                        (1.2%)
                 Installment loans                                                 (1.4%)

         On August 26, 1994, the Bank, as part of a consortium, entered into an Insured Deposit Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation ("FDIC") for the purchase and assumption of certain assets and liabilities of Capital Bank. The Bank purchased $674,000 of cash assets and assumed deposits of $22,536,000 which included approximately $2 million of uninsured deposits payable to the FDIC for a premium of $185,000, including expenses, which is being amortized over 7 years on the straight line method. The $2 million uninsured deposits were wired to the FDIC on June 29, 1995. The Bank has retained approximately $12,800,000 of the deposits as of June 30, 1995.

         The components of the deposits purchased are as follows:

                                                                                 June 30, 1995
                                                August 26, 1994                  (approximate)
                                                ---------------                  -------------
Demand deposits                                    $8,200,638                      $5,230,783
Interest-bearing deposits                           4,915,937                       3,661,566
Time certificates of deposit                        5,667,724                       2,082,999
Savings deposits                                    3,697,787                       1,777,191
Accrued interest payable                               53,476                          19,242
                                                  -----------                     -----------
     Total                                        $22,535,562                     $12,771,781
                                                  ===========                     ===========

         In addition, the Bank obtained a month-to-month lease on the Downey Branch facility with an option to purchase. On May 23, 1995, the Bank exercised its option to purchase the Downey Branch facility for $650,000, which was the primary factor in the 24.5% increase in premises and equipment when compared to December 31, 1994.

         As part of the transaction, the Bank separately purchased approximately $7,784,000 of face value loans, net of participations sold of $2,035,000, from various pools of loans. The commercial loans were purchased at a discount of $332,000 and the real estate loans at a discount of $203,000. These discounts are being amortized over the remaining contractual terms of the loans purchased. As of June 30, 1995, the Bank has approximately $4,400,000 in acquired net loans outstanding attributable to this transaction.

         The components of the loans purchased are as follows:

                                                                                   June 30, 1995
                                                             August 26, 1994       (approximate)
                                                             ---------------       -------------
Commercial loans                                                $3,222,676           $2,565,805
Real Estate - primarily for acquisition or                      $2,124,541            1,373,638
   improvement of owner occupied offices and
   industrial properties
Installment loans                                                  401,599              436,594
                                                                ----------           ----------
         Total                                                  $5,748,816           $4,376,037
                                                                ==========           ==========

         At June 30, 1995, the loan to deposit ratio was 39.2%, compared to 39.8% at December 31, 1994. Non-performing loans (i.e, those past due 90 days and/or on non-accrual) at June 30, 1995, amounted to approximately $574,000, as compared to approximately $397,000 at December 31, 1994, a 44.6% increase.

          Non-performing loans at June 30, 1995 consisted of the following: one loan totaling approximately $104,000 is secured by commercial real estate; one
(1) loan totaling approximately $98,000 which is secured by UCC filings on equipment and which management believes provides adequate security to the Bank; one (1) loan in the amount of $150,000 which is secured by approximately $200,000 in receivables (this loan was purchased from the FDIC); one (1) loan in the amount of approximately $202,000 which is unsecured. The balance of non-performing loans consists of an installment loan and credit card receivables. At July 31, 1995, the Bank received notice of a Bankruptcy filing on a commercial loan (secured by receivables )in the amount of $200,000. This loan is now considered non-performing but is not reflected on June 30, 1995 totals. Other Real Estate Owned ("OREO") at June 30, 1995 decreased from $371,000 at December 31, 1994 to $125,900 at June 30, 1995, reflecting the sale of the commercial property held at December 31, 1994 which was sold at a loss of approximately $9,800 and an addition of one parcel in the amount of $145,900 which was written down to approximately $125,900 to reflect current fair value.

ASSETS QUALITY RATIOS:                                    June 30, 1995             December 31, 1994
                                                          -------------             -----------------
Non-performing loans to gross loans                            2.4%                       1.5%
Non-performing loans and OREO to assets                        1.0%                       1.1%

         The allowance and provision for possible loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio. The level and rate of additions to the allowance for loan losses are based on a continuing analysis of the loan portfolio and at June 30, 1995, reflected an amount which in management's judgment was adequate for known and inherent losses. In evaluating the adequacy of the allowance, management gives consideration to economic prospects and net worth of individual borrowers and guarantors, collateral evaluation, the nature and amount of loans subject to adverse classification, the total size and mix of the loan portfolio and such other factors that deserve recognition. The allowance for loan losses, aggregated $528,746 at June 30, 1995, or 2.2% of outstanding loans as compared to $498,827, or 1.9% of outstanding loans at December 31, 1994. During the same period, the allowance for loan losses as a percentage of non-performing loans was 92.1% and 79.6%, respectively.

         Funds not required for lending activities at June 30, 1995 were invested in U. S. Treasury and Agency securities, investment grade corporate bonds, municipal bonds, interest-bearing deposits with other financial institutions and Federal funds sold. Federal funds sold and interest-bearing deposits with other financial institutions increased by approximately $2.5 million and $1.7 million, respectively, while securities available for sale decreased by approximately $3.5 million. Securities maturing were invested in Federal funds and/or interest bearing deposits due to the fact that they were yielding rates equal to, or better than, those available on other securities. The net unrealized gain on securities available for sale, net of deferred taxes, included in shareholders' equity increased to $73,152 at June 30, 1995 from a net loss of ($115,675) at December 31, 1994, reflecting the decline in yields during the first six months of 1995, which increased the market value of these securities from December 31, 1994.

Results of Operations

         Net income for the three months and six months ended June 30, 1995 was $173,553, or $.31 per share, and $344,189 or $.61 per share, respectively, compared to $94,117 or $.17 earnings per share and $111,165 or $.20 per share, reported in the comparable periods last year. Approximately $106,000, or $.19 per share, and approximately $206,000, or $.36 per share, respectively, were attributable to the establishment of the Downey branch resulting from the August 26, 1994 transaction.

         Net interest income for the three month and six month periods ended June 30, 1995 increased approximately 51.4% and 65.3% over the comparable periods in 1994 due primarily to the increase in total average earning assets of 31.2% and 28.1% for the respective periods. Of the 51.4% and 65.3% increase in net interest income, 18.9% and 22.7%, respectively, are attributable to the establishment of the Downey branch. Average loans increased 15.8% and 12.1% when compared to the three and six month periods in

1994, while other average interest bearing assets consisting of securities and time certificates of deposits with other institutions increased 43.4% and 41.1% during the respective periods. Interest expense increased approximately 55.7% for the three month and six month periods ended June 30, 1995 over the comparable periods in 1994 due to the increase in average interest bearing deposits of 32.1% and 29.7% for the respective periods. The annualized net interest margin on average earning assets was 6.3% and 5.4% for the three months ended June 30, 1995 and 1994, respectively, and was 6.6% and 5.1% for the six months ended June 30, 1995 and 1994, respectively.

         The provision for loan losses decreased $15,000, or 27.3%, during the three month period and $57,800, or 45.2%, during the six month period ending June 30, 1995, compared to the respective periods in 1994. This reflects management's improved assessment of the potential risks in the loan portfolio, the adequacy of the underlying collateral, collectibility, and the experience of past loan losses. For analytical purposes, as part of the overall estimate of the allowance for loan losses, management attributes a portion of the allowance to each category in the loan portfolio. However, this does not imply that any part of the allowance is segregated for, or allocated to, any particular loan or group of loans. The allowance is available to absorb all loan losses originating from the loan portfolio.

         Other income increased approximately 16.6% and 19.8% during the three month and six month periods ending June 30, 1995 compared to the respective periods in 1994 due primarily to service charges attributable to the increase of deposit accounts due to the deposits acquired in the August, 1994 transaction. Other operating expenses increased approximately 42.0% and 44.7% for the three month and six month periods ending June 30, 1995 compared to the respective periods in 1994. These increases were primarily due to the following: 31.0% and 34.8% increase in salaries and employee benefits due to the acquisition and staffing of the Bank's Downey Branch and the related costs; 30.9% and 40.7% attributable to occupancy expense related to the accrued rent liability to the FDIC pending the purchase of the Downey building; 239.5% and 134.2% in equipment expense related primarily to the upgrade in hardware and software related to the conversion to a new data processing system and to installation of a wide/local area network; 121.9% and 103.2% in stationery and supplies also attributable to the establishment of the Downey branch and the conversion new data processing system; and the 46% and 50.2% increase in other expenses due primarily to the increased FDIC assessment for the acquired deposits related to the Downey Branch. Other operating expenses as a percentage of total interest income was 63.7% and 65.8% during the three month and six month periods ending June 30, 1995 compared to 68.3% and 74.2% during comparable periods in 1994, respectively. Total other operating expense as a percentage of total average assets was 1.1% and 2.4% during the three month and six month periods ending June 30, 1995 compared to 1.1% and 2.2% during 1994's comparable periods, respectively.

Liquidity and Interest Rate Sensitivity

         At June 30, 1995, total earning assets were $61.3 million, or 90.4% of total assets. The Company's liquid assets were $31.5 million and consisted of cash and due from banks, interest-bearing deposits with financial institutions, unpledged securities maturing within one year and Federal funds sold. The liquidity ratio (i.e., liquid assets to total deposits) was stable at 51.5% compared to 56.2% at December 31, 1994. Except for commitments to lend in the amount of approximately $6.1 million at June 30, 1995, which are expected to be funded by deposits, the Company has no material unrecorded commitments for funds.

         Interest-bearing deposits with financial institutions at June 30, 1995 consisted exclusively of time certificates of deposit, of which 99% mature within one year. The Company's securities consisted primarily of U.S. treasury and agency obligations, corporate bonds, and bank qualified municipal bonds, which were readily marketable. At June 30, 1995, the market value of these was more than their book value by approximately $126,100. Securities totaling $400,000 were pledged to secure Treasury Tax and Loan deposits. The Company's loan portfolio also was relatively liquid with approximately 78.1% of the outstanding loans maturing within one year and/or sensitive to changes in interest rates.

         The Company believes that its position with respect to interest rate fluctuations is favorable, in that the majority of the Company's loans bear a floating rate of interest and the majority of its investments have short maturities.

                 At June 30, 1995, the Company was in an asset sensitive position in its 90 day gap, (i.e., the difference between assets and liabilities that reprice in that period as a percentage of total assets) was 6% and its cumulative gap was 34%. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

                 The Asset and Liability Maturity Repricing Schedule below sets forth the distribution of Repricing opportunities for the Company's interest earning assets and liabilities, the interest sensitivity gap and the ratio of cumulative gap to total assets.

                          Interest Sensitivity Period
                                 (IN THOUSANDS)

                                                    over         over        over
                                                  3 months     6 months      1 year
                                     3 months      through      through     through      over
                                      or less     6 months      1 year      5 years     5 years      Total
                                     --------     --------     --------     -------     -------     -------
 Interest Earning Assets:
 Federal funds sold                   $14,100      $    -       $    -      $     -     $     -     $14,100
 Securities                             1,387       1,971        1,594        7,769         767      13,488
 Deposits with other institutions       3,547       2,575        3,557          100           -       9,779
 Loans                                 16,748       6,441        1,331        3,868       1,369      23,960
                                      -------      ------       ------      -------     -------     -------
      TOTAL                           $35,872      $5,190       $6,482      $11,737     $ 2,136     $61,327
                                      =======      ======       ======      =======     =======     =======
 Interest Bearing Liabilities:
 Time Deposits:
   a) TCD's less than $100M           $ 3,706      $1,697       $2,108      $   414     $     -     $ 7,925
   b) TCD's $100M and over              1,559         988        1,200          100           -       3,847
 Savings                                9,679           -            -            -           -       9,679
 Money Market                           8,891           -            -            -           -       8,891
 Now Accounts                           8,164           -            -            -           -       8,164
                                      -------      ------       ------      -------     -------     -------
       TOTAL                          $31,999      $2,685       $3,308      $   514     $     -     $38,506
                                      =======      ======       ======      =======     =======     =======
 Interest Sensitivity Gap:
   Interval                           $ 3,783      $2,505       $3,174      $11,223     $ 2,136
   Cumulative                         $ 3,783      $6,288       $9,462      $20,685     $22,821     $22,821
                                      =======      ======       ======      =======     =======     =======

Ratio of cumulative gap
   to total assets                         6%          9%          14%          30%         34%         34%

         At June 30, 1995, the Company was entitled to borrow on a collateralized basis at the discount window at the Federal Reserve Bank of San Francisco. In addition, the Bank has available a Federal funds line of credit in the amount of $1 million with one of its correspondent banks.

Capital Resources

         The Company is currently exempt from the Federal Reserve Board's risk-based capital guidelines because consolidated assets are under $150 million. However, the Bank is subject to the risk-based capital guidelines adopted by the Office of the Comptroller of the Currency. These guidelines require the Bank to maintain a minimum ratio of total capital-to-risk-weighted assets of 8% (of which at least 4% must consist of Tier I capital), and a leverage ratio of at least 3%. At June 30, 1995, the Bank had a total capital-to-risk-weighted assets ratio of 18.8%, with a Tier I capital ratio of 17.5%, and a leverage ratio of 8.6%. Currently, the Company and the Bank exclude the impact of the net unrealized gains (loss) on securities available for sale, net of deferred taxes in their regulatory capital ratios.

         During the last two years, capital has been generated through the retention of earnings.

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

         On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118. There are no material effect on the Bank's financial statements. Statement No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. At June 30, 1995, the Bank has classified $570,000 of its loans as impaired with a specific loss reserve of $93,950. There was no impact on the financial statements as a result of the adoption of Statement No. 114 as the existing allowance was adequate for this reserve.

         Effective January 1, 1995, the Bank adopted FASB Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. At June 30, 1995, the Bank had no material derivative financial instruments.

PART II.  OTHER INFORMATION

Items 1 - 3.     Inapplicable

Item 4. At the registrant's annual meeting of shareholders held on May 10, 1995, the following individuals were elected to the Board of Directors of the registrant:

                 Richard F. Demerjian, Robert L. Glover, Jack Minasian, James
                 C. Oppenheim, Phillip J. Pace, Richard J. Strayer, Esther G. Wilson

Item 5.          Inapplicable

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 (27) Financial Data Schedule

         (b)     Reports on Form 8-K

                 The registrant filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMBANCORP


Date:  August 11, 1995                By:      /s/ RICHARD F. DEMERJIAN
                                               --------------------------
                                               Richard F. Demerjian
                                               Chief Executive Officer




Date:  August 11, 1995                By:      /s/ ESTHER G. WILSON
                                               --------------------------
                                               Esther G. Wilson
                                               Chief Financial Officer