Form 10-Q
period 1995-09-30
COMBANCORP
filed 1995-11-14
CIK 741316

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM  10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

      For the quarterly period endedSeptember 30, 1995 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

      For the transition period from _________________ to _________________

Commission file number:             0-15984
                        -----------------------------------------------------



                                   COMBANCORP
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                  95-3737171
-----------------------------------------------------------------------------
     (State or other jurisdiction of                      (IRS Employer)
      incorporation or organization)                   Identification Number)


 6001 E. Washington Blvd., City of Commerce, CA               90040
-----------------------------------------------------------------------------
    (Address of Principal executive offices)               (Zip Code)



                                 (213) 724-8800
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                Not Applicable
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X        No
                               -------          -------

         As of September 30, 1995, there were 565,789 outstanding shares of the issuer's Common Stock, no par value.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


                                                              September 30, 1995          December 31, l994
                                                              ------------------          -----------------
ASSETS

Cash and due from banks - demand                                  $ 3,904,691                $ 5,745,356
Federal funds sold                                                  6,080,000                 11,605,000
                                                                  -----------                -----------
     Cash and cash equivalents                                      9,984,691                 17,350,356
Interest bearing deposits with
  financial institutions                                           10,369,000                  8,102,000
Securities held to maturity                                           120,000                    120,000
Securities available for sale                                      18,386,061                 16,830,404
Loans                                                              24,625,833                 25,809,010
   Deferred loan fees and costs                                       (40,514)                   (59,280)
   Unearned discount on acquired loans                               (102,971)                  (285,827)
   Allowance for loan losses                                         (566,116)                  (498,827)
                                                                  -----------                -----------
    Net loans                                                      23,916,232                 24,965,076
                                                                  -----------                -----------
Premises and equipment, net                                         3,298,592                  2,526,677
Other real estate owned                                               125,922                    371,013
Accrued interest receivable and other
  assets                                                              821,436                    922,922
                                                                  -----------                -----------
    Total assets                                                  $67,021,934                $71,188,448
                                                                  ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand - non-interest bearing                                   $21,369,684                $23,439,082
  Savings and other interest
   bearing accounts                                                25,929,746                 28,870,686
  Time, $100,000 and over                                           4,832,205                  4,329,934
  Other time                                                        8,089,246                  8,259,595
                                                                  -----------                -----------
    Total deposits                                                 60,220,881                 64,899,297
Accrued interest payable and
  other liabilities                                                   458,711                    342,524
                                                                  -----------                -----------
    Total liabilities                                              60,679,592                 65,241,821
                                                                  -----------                -----------
Shareholders' equity:
  Common stock                                                      4,453,300                  4,453,300
  Retained earnings                                                 1,848,125                  1,609,002
  Unrealized gain (loss) on securities
   available for sale, net                                             40,917                   (115,675)
                                                                  -----------                -----------
    Total shareholders' equity                                      6,342,342                  5,946,627
                                                                  -----------                -----------
    Total liabilities and shareholders' equity                    $67,021,934                $71,188,448
                                                                  ===========                ===========


         See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                         Three months                           Nine months
                                                      ended September 30,                   ended September 30,
                                                  -----------------------------         -----------------------------
                                                     1995              1994                1995               1994
                                                  ----------        ----------          ----------         ----------
Interest income:

   Interest on loans                              $  668,092        $  693,134          $2,197,293         $1,788,001
   Interest on deposits with
       financial institutions                        161,555            89,143             432,347            229,135
   Interest on securities                            283,182           187,856             783,983            464,128
   Interest on Federal funds sold                    144,967           118,787             494,219            231,960
                                                  ----------        ----------          ----------         ----------
   Total interest income                           1,257,796         1,088,920           3,907,842          2,713,224
Interest expense on deposits                         305,888           240,264             883,236            610,944
                                                  ----------        ----------          ----------         ----------
   Net interest income                               951,908           848,656           3,024,606          2,102,280
Provision for loan losses                            182,000           105,000             252,000            232,800
                                                  ----------        ----------          ----------         ----------
   Net interest income after
     provision for loan losses                       769,908           743,656           2,772,606          1,869,480
                                                  ----------        ----------          ----------         ----------

Other income:

   Gain (loss) on the sale of OREO                        --                --              (9,824)            (9,824)
   Other                                             135,004           168,637             474,219            443,529
                                                  ----------        ----------          ----------         ----------
        Total other income                           135,004           168,637             464,395            433,705
                                                  ----------        ----------          ----------         ----------

Other operating expenses:

   Salaries and employee benefits                    383,176           311,301           1,141,064            873,396
   Occupancy expense                                  70,525            69,934             260,895            205,276
   Equipment and utilities expense                    62,035            33,130             163,057             76,272
   Professional fees                                  98,835            19,459             188,086             74,612
   Advertising expense                                 7,238            19,093              44,537             47,260
   Business promotion                                 18,395            20,633              53,772             46,406
   Stationery and supplies                            42,161            32,300             133,022             77,008
   Data processing                                    41,649            27,991             110,746             90,536
   Other expenses                                    113,017           161,088             486,752            409,914
                                                  ----------        ----------          ----------         ----------
         Total other operating expenses              837,031           694,929           2,581,931          1,900,680
                                                  ----------        ----------          ----------         ----------
Net income before income taxes                        67,881           217,364             655,070            412,329
Provision for income taxes                            31,500            83,400             274,500            167,200
                                                  ----------        ----------          ----------         ----------
Net income                                            36,381           133,964             380,570            245,129
                                                  ==========        ==========          ==========         ==========

Per share:

   Net income                                          $0.06             $0.24               $0.67              $0.44
                                                  ==========        ==========          ==========         ==========


         See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                        Nine-month period
                                                                                       ended September 30,
                                                                               ---------------------------------
                                                                                   1995                 1994
                                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                   $    380,570         $    245,129

CASH FLOWS FROM OPERATING ACTIVITIES

  Adjustments to reconcile net income to net cash provided by operating activities
      Loss on sale of premises and equipment and other real estate owned              9,824               20,383
      Depreciation and amortization                                                 170,999               95,305
      Write down of other real estate owned                                          20,000                    -
      Provision for possible loan losses                                            252,000              232,800
      Amortization of deferred loan fees                                            (43,422)             (67,725)
      Net accretion of discount on securities                                      (208,122)            (247,964)
      Accretion of unearned discount on acquired loans                             (151,464)            (106,123)
      Net increase in accrued income receivable and other assets                    (51,937)            (839,500)
      Increase in taxes payable                                                      61,350               55,989
      Net increase in accrued interest payable and other liabilities                 54,837               57,965
                                                                               ------------         ------------
         Net cash provided by (used in) operating activities                        494,635             (553,741)
                                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Net increase in Interest bearing deposits with
         other financial institutions                                            (2,267,000)            (323,126)
      Proceeds from sale of other real estate owned                                 361,189               28,453
      Proceeds from maturities and calls of securities                            9,851,063           20,959,907
      Purchases of securities                                                   (10,931,303)         (24,753,671)
      Loan principal collections (disbursements), net                               845,808           (4,380,559)
      Purchases of premises and equipment                                          (900,194)          (1,584,645)
                                                                               ------------         ------------
        Net cash provided by investing                                           (3,040,437)         (10,053,641)
                                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in deposits                                        (4,678,416)          23,970,346
      Premium paid for the acquisition of Capital Bank's deposits                         -             (185,000)
      Dividends paid                                                               (141,447)                   -
                                                                               ------------         ------------
        Net cash provided by financing activities                                (4,819,863)          23,785,346
                                                                               ------------         ------------
        Increase in cash and cash equivalents                                    (7,365,665)          13,177,964

CASH AND CASH EQUIVALENTS

      Beginning of period                                                        17,350,356            7,324,373
                                                                               ------------         ------------
      End of period                                                            $  9,984,691         $ 20,502,337
                                                                               ============         ============


          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995
                                  (unaudited)

Note 1.  Basis of Presentation

         The accounting and reporting policies of COMBANCORP (the "Company") and its subsidiary, Commerce National Bank (the "Bank"), are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The financial statements are prepared on the accrual basis of accounting with all significant income and expense items accrued at the respective statement dates. The financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated.

         In management's opinion, the accompanying financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary to a fair statement of the results for the interim periods presented. The results for the interim period ended September 30, 1995, are not necessarily indicative of the results which will be reported for the entire year.


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


Note 3.  Reserve for Possible Loan Losses

         On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118. There was no material effect on the Bank's financial statements. Statement No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. At September 30, 1995, the Bank has classified approximately $798,000 of its loans with a specific loss reserve of $141,450. Of the classified loans, approximately $754,000 are designated as impaired with a specific loss reserve of $140,200. There was no impact on the financial statements as a result of the adoption of Statement No. 114 as the existing allowance was considered to be adequate for this amount of classified loans.


Note 4.  Securities Available for Sale

         Effective January 1, 1995, the Bank adopted FASB Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. At September 30, 1995, the Bank had no material derivative financial instruments.

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

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
-------------------

         The Company's consolidated balance sheet at September 30, 1995 reflected a decrease of 5.9% and 7.2% in total assets and deposits, respectively, from December 31, 1994. As a result of continued slow loan demand, the Bank experienced a decrease of 4.6% in gross loans during this period.

         The components of the changes in loans are as follows:

                                                      Decrease compared to
                                                        December 31, 1994
                                                      --------------------
Commercial loans                                             (0.3%)
Real estate - construction                                   (4.0%)
Real estate - primarily loans for acquisition
  or improvement of owner occupied
  offices and industrial property                           (10.3%)
Real estate - mortgage loans acquired                        (1.7%)
Installment loans                                            (7.0%)

         On August 26, 1994, the Bank, as part of a consortium, entered into an Insured Deposit Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation ("FDIC") for the purchase and assumption of certain assets and liabilities of Capital Bank. The Bank purchased $674,000 of cash assets and assumed deposits of $22,536,000 which included approximately $2 million of uninsured deposits payable to the FDIC for a premium of $185,000, including expenses, which amount is being amortized over 7 years on the straight line method. The $2 million in uninsured deposits were wired to the FDIC on June 29, 1995. As of September 30, 1995, the Bank has approximately $13 million in deposits which are attributable to the acquisition.

         The components of the outstanding deposits attributable to the acquisition are as follows:


                                                         August 26, 1994       September 30, 1995
                                                         ---------------       ------------------
Demand deposits                                            $ 8,200,638             $ 5,427,104
Interest-bearing deposits                                    4,915,937               3,718,629
Time certificates of deposit                                 5,667,724               2,289,061
Savings deposits                                             3,697,787               1,877,792
Accrued interest payable                                        53,476                  17,216
                                                           -----------             -----------
     Total                                                 $22,535,562             $13,329,804
                                                           ===========             ===========

        In addition to the Purchase and Assumption transaction, the Bank obtained a month-to-month lease on Capital Bank's Downey Branch facility with an option to purchase. On May 23, 1995, the Bank exercised its option to purchase the Downey Branch facility for $650,000, which was the primary factor in the Company's 30.6% increase in premises and equipment when compared to the amount at December 31, 1994, from $2.5 million to $3.3 million.

        As part of the Purchase and Assumption transaction, the Bank separately purchased approximately $7,784,000 in face value loans, net of participations sold of $2,035,000, from various pools of loans. The commercial loans were purchased at a discount of $332,000 and the real estate loans at a discount of $203,000. The remaining discounts totaled approximately $84,000 at September 30, 1995 are being amortized over the remaining contractual terms of the loans purchased. As of September 30, 1995, the Bank has approximately $4.6 million in net loans outstanding which are attributable to this transaction.

        The components of the outstanding loans attributable to the acquisition are as follows:


                                                         August 26, 1994       September 30, 1995
                                                         ---------------       ------------------
Commercial loans                                            $3,222,676              $2,463,139
Real Estate - primarily for acquisition or
   improvement of owner occupied offices and
   industrial properties                                     2,124,541               1,728,084
Installment loans                                              401,599                 448,328
                                                            ----------              ----------
          Total                                             $5,748,816              $4,639,551
                                                            ==========              ==========

        At September 30, 1995, the loan to deposit ratio was 40.9%, compared to 39.8% at December 31, 1994. Non-performing loans (i.e., those past due 90 days and/or on non-accrual) at September 30, 1995, amounted to approximately $798,000, as compared to approximately $397,000 at December 31, 1994, a 100.8% increase.

        Non-performing loans at September 30, 1995 consisted of the following:

    o Loan totaling approximately $104,000 secured by commercial real estate. A notice of foreclosure was filed on June 9, 1995 and the borrower subsequently filed for bankruptcy on October 12, 1995.

    o Loan totaling approximately $98,000 which is secured by UCC filings on equipment. Interest on this loan has been brought current and the loan subsequently rewritten to mature on October 15, 1997.

    o Loan totaling approximately $202,000 which is unsecured. The borrower has subsequently filed for bankruptcy and the loan is to be charged off in November 1995. The Bank has reserved $100,000 for this loan as of September 30, 1995.

    o Construction loan in the amount of $350,490 on which notice of default has been filed. Interest was brought current on November 13, 1995, with the principal portion of the loan to be rewritten to mature in 3 years.

         The balance of non-performing loans totaling approximately $43,000 at September 30, 1995, consists of three installment loans and four credit card receivables. At October 26, 1995, although not formally notified, the Bank became aware of the possibility of a bankruptcy filing by the borrower on a $358,000 commercial loan classified as unsecured even though the Bank holds three second trust deeds on 1-4 family residences securing this loan in part. This loan is not reflected as non performing on September 30, 1995 totals, nor was it on the Bank's watch list.

         Other Real Estate Owned ("OREO") at September 30, 1995 decreased from $371,000 at December 31, 1994 to $125,900 at September 30, 1995, reflecting the market value of the commercial property held at December 31, 1994 which was sold at a loss of approximately $9,800 and an addition of one parcel in the amount of $145,900 which was written down to approximately $125,900 to reflect current fair value.

                                                 September 30,     December 31,
                                                      1995             1994
                                                 ------------      -----------
ASSETS QUALITY RATIOS:
Non-performing loans to gross loans                   3.2%             1.5%
Non-performing loans and OREO to total assets         1.4%             1.1%

         The allowance and provision for possible loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio. The level and rate of additions to the allowance for loan losses are based on a continuing analysis of the loan portfolio and at September 30, 1995, reflected an amount which in management's judgment was adequate for known and inherent losses. In evaluating the adequacy of the allowance, management gives consideration to economic prospects and net worth of individual borrowers and guarantors, collateral evaluation, the nature and amount of loans subject to adverse classification, the total size and mix of the loan portfolio and such other factors that deserve recognition. The allowance for loan losses, aggregated $566,116 at September 30, 1995, or 2.3% of outstanding loans as compared to $498,827, or 1.9% of outstanding loans at December 31, 1994. At these dates, the allowance for loan losses as a percentage of non-performing loans was 70.9% and 125.6%, respectively.

         Funds not required for lending activities at September 30, 1995 were invested in U.S. Treasury and Agency securities, investment grade corporate bonds, municipal bonds, interest-bearing deposits with other financial institutions and Federal funds sold. At September 30, 1995, Federal funds sold decreased by approximately $5.5 million while interest-bearing deposits with other financial institutions and securities available for sale increased by approximately $2.3 million and $1.6 million, respectively, when compared to December 31, 1994. Securities maturing were reinvested in securities maturing between 1 year through 10 years to protect against loss of income due to interest rate risk. The net unrealized gain on securities available for sale, net of deferred taxes, included in shareholders' equity increased to $40,917 at September 30, 1995 from a net loss of $115,675 at December 31, 1994, reflecting the decline in yields during the first nine months of 1995, which increased the market value of these securities from December 31, 1994.


Results of Operations
---------------------

         Net income for the three months and nine months ended September 30, 1995 was $36,381, or $.06 per share, and $380,570 or $.67 per share, respectively, compared to $133,964 or $.24 per share and $245,129 or $.44 per share, respectively, reported for the comparable periods in 1994. Approximately $3,919, or $.01 per share, and approximately $116,192, or $.21 per share, respectively, were attributable to the establishment of the Downey branch resulting from the August 26, 1994 Purchase and Assumption transaction for the three and nine month periods ended September 30, 1995, respectively..

         Net interest income for the three month and nine month periods ended September 30, 1995 increased approximately 12.2% and 43.9% over the comparable periods in 1994 due primarily to the increase in total average earning assets of 11.7% and 22.4% for the respective periods. Of the 12.2% and 43.9% increase in net interest income during these periods, 8.6% and 12.1%, respectively, are attributable to the establishment of the Downey branch. Average loans increased 4.5% and 9.4% when compared to the three and nine month periods in 1994, while other average interest bearing assets consisting of securities and time certificates of deposits with other institutions increased 17.0% and 32.7% during the respective periods. Interest expense increased approximately 27.3% and 44.6%, respectively, for the three month and nine month periods ended September 30, 1995 over the comparable periods in 1994 due to the increase in average interest bearing deposits of 7.3% and 21.1% for the respective periods and the increase in yield on those deposits from 2.6% to 3.1% for the three month periods, and from 2.4% to 2.9% for the nine month periods. The annualized net interest margin on average earning assets was 6.2% and 6.1% for the three months ended September 30, 1995 and 1994, respectively, and was 4.6% and 5.5% for the nine months ended September 30, 1995 and 1994, respectively.

         The provision for loan losses increased $77,000, or 73.3%, during the three month period and $19,200, or 8.3%, during the nine month period ending September 30, 1995, compared to the respective periods in 1994. This reflects management's continued assessment of the potential risks in the loan portfolio, the adequacy of the underlying collateral, collectibility, and the experience of past loan losses. For analytical purposes, as part of the overall estimate of the allowance for loan losses, management attributes a portion of the allowance to each category in the loan portfolio. However, this does not imply that any part of the allowance is segregated for, or allocated to, any particular loan or group of loans. The allowance is available to absorb all loan losses originating from the loan portfolio.

         Other income decreased approximately $33,633, or 19.9% and increased $30,690, or 7.1% during the three month and nine month periods ending September 30, 1995 compared to the respective periods in 1994. The three month decrease of 19.9% is due primarily to the higher earnings rate allocated to the Bank's business account customers. Other operating expenses increased approximately 20.5% and 35.8% for the three month and nine month periods ending September 30, 1995 compared to the respective periods in 1994. These increases were primarily due to the following: 23.1% and 30.7% increase in salaries and employee benefits due to the acquisition and staffing of the Bank's Downey Branch and related costs; 87.3% and 113.8% in equipment expense related primarily to the upgrade in hardware and software related to the conversion to a new data processing system and to installation of a wide/local area network; 30.5% and 72.7% increase in stationery and supplies relating to the new computer system and the addition of the Downey Branch; and 407.9% and 152.1% in professional fees attributable to the acquisition of the Downey Branch, litigation involving the Bank's OREO and other problem loans, and professionals utilized in the Bank's marketing and sales training. Other expenses decreased 29.8% during the third quarter due primarily to the refund received from FDIC due to the reduction of the FDIC premium, and increased 18.7% for the nine month period due primarily to the increase in proof processing attributable to
the operations of the Downey Branch.   Other operating expenses as a percentage
of total interest income was 66.6% and 66.1% during the three month and nine month periods ending September 30, 1995 compared to 63.8% and 70.1% during comparable periods in 1994, respectively. Total other operating expense as a percentage of total average assets was 1.4% and 4.1% during the three month and nine month periods ending September 30, 1995 compared to 1.3% and 3.7% during the comparable periods in 1994.


Liquidity and Interest Rate Sensitivity
---------------------------------------

         At September 30, 1995, total earning assets were $59.6 million, or 88.9% of total assets. The Company's liquid assets were $22.6 million and consisted of cash and due from banks, interest-bearing deposits with financial institutions, unpledged securities maturing within one year and Federal funds sold. The liquidity ratio (i.e., liquid assets to total deposits) decreased to 37.6% from 56.2% at December 31, 1994, primarily due to a $12.9 million decrease in liquid assets which were shifted to longer maturities and due to the 7.2% decrease in deposits. Except for commitments to lend in the amount of approximately $5.4 million at September 30, 1995, which are expected to be funded by deposits, the Company has no material unrecorded commitments for funds.

         Interest-bearing deposits with financial institutions at September 30, 1995 consisted exclusively of time certificates of deposit, of which 95% mature within one year. The Company's securities consisted primarily of U.S. treasury and agency obligations, corporate bonds, and bank qualified municipal bonds, which were readily marketable. At September 30, 1995, the market value of these securities exceeded their book value by approximately $70,000, net of taxes. Securities totaling $750,000 were pledged to secure Treasury Tax and Loan deposits and public funds. The Company's loan portfolio also was relatively liquid with approximately 78.7% of the outstanding loans maturing within one year and/or sensitive to changes in interest rates.

         The Company believes that its position with respect to interest rate fluctuations is favorable, in that the majority of the Company's loans bear a floating rate of interest and the majority of its investments have short maturities.

         At September 30, 1995, the Company was in a liability sensitive position in its 90 day gap, (i.e., the difference between assets and liabilities that reprice in that period as a percentage of total assets) at negative 3% and its cumulative gap was asset sensitive at 31%. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice in the short term. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

                                                          Interest Sensitivity Period
                                                                 (IN THOUSANDS)

                                                    over          over          over
                                                  3 months      6 months       1 year
                                      3 months    through       through       through       over
                                      or less     6 months       1 year       5 years      5 years    Total
                                      -------     --------      --------      -------      -------   -------
 Interest Earning Assets:

 Federal funds sold                   $ 6,080     $     -        $    -       $     -     $     -    $ 6,080
 Securities                             1,988         747           802        11,604       3,365     18,506
 Deposits with other institutions       3,367       3,350         3,156           496           -     10,369
 Loans                                 17,680         215         1,490         3,870       1,371     24,626
                                      -------     -------        ------       -------     -------    -------
      TOTAL                           $29,115     $ 4,312        $5,448       $15,970     $ 4,736    $59,581

 Interest Bearing Liabilities:

 Time Deposits:

   a) TCD's less than $100M           $ 3,572     $ 1,811        $2,082       $   624     $     -    $ 8,089
   b) TCD's $100M and over              1,767       1,553         1,285           227           -      4,832
 Savings                                8,673           -             -             -           -      8,673
 Money Market                           9,150           -             -             -           -      9,150
 Now Accounts                           8,106           -             -             -           -      8,106
                                      -------     -------        ------       -------     -------    -------
       TOTAL                          $31,268     $ 3,364        $3,367       $   851     $     -    $38,850

 Interest Sensitivity Gap:

   Interval                           $(2,153)    $   948        $2,081       $15,119     $ 4,736
   Cumulative                         $(2,153)    $(1,205)       $  876       $15,995     $20,731    $20,731

Ratio of cumulative gap
   to total assets                         -3%         -2%            1%           24%         31%        31%

         At September 30, 1995, the Company was entitled to borrow on a collateralized basis at the discount window at the Federal Reserve Bank of San Francisco. In addition, the Bank has available a Federal funds line of credit in the amount of $1 million with one of its correspondent banks.


Capital Resources
-----------------

         The Company is currently exempt from the Federal Reserve Board's risk-based capital guidelines because consolidated assets are under $150 million. However, the Bank is subject to the risk-based capital guidelines adopted by the Office of the Comptroller of the Currency. These guidelines require the Bank to maintain a minimum ratio of total capital-to-risk-weighted assets of 8% (of which at least 4% must consist of Tier I capital), and a leverage ratio of at least 3%. At September 30, 1995, the Bank had a total capital-to-risk-weighted assets ratio of 19.1%, with a Tier I capital ratio of 17.9%, and a leverage ratio of 8.7%. Currently, the Company and the Bank exclude the impact of net unrealized gains (loss) on securities available for sale, net of deferred taxes, in their regulatory capital ratios.

        During the last two years, capital has been generated through the retention of earnings.


Recent Accounting Developments
------------------------------

         In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement No. 107, Disclosures about Fair Value of Financial Instruments. Statement 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The disclosures include the methods and assumptions used to estimate the fair value if quoted market prices are not used. Statement 107 will first be required for the Company's fiscal year that ends December 31, 1995.

         On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118. There was no material effect on the Bank's financial statements. Statement No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. At September 30, 1995, the Bank has classified $754,000 of its loans as impaired with a specific loss reserve of $140,200. There was no impact on the financial statements as a result of the adoption of Statement No. 114 as the existing allowance was considered to be adequate for this amount of impaired loans.

         Effective January 1, 1995, the Bank adopted FASB Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. At September 30, 1995, the Bank had no material derivative financial instruments.

PART II.  OTHER INFORMATION


Items 1 - 5.     Inapplicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 (27)   Financial Data Schedule

         (b)     Reports on Form 8-K

                 On August 18, 1995, the registrant filed Amendment No. 1 to the Current Report on Form 8-K, which was filed on August 26, 1994.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  COMBANCORP



Date:  November 13, 1995                By:  /s/ RICHARD F. DEMERJIAN
                                             ---------------------------
                                                 Richard F. Demerjian
                                                 Chief Executive Officer




Date:  November 13, 1995                By:  /s/ ESTHER G. WILSON
                                             ---------------------------
                                                 Esther G. Wilson
                                                 Chief Financial Officer