Form 10-K405
period 1995-12-31
COMBANCORP
filed 1996-04-01
CIK 741316

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number 0-15984

                                   COMBANCORP
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                                                   95-3737171
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

              6001 E. WASHINGTON BLVD., CITY OF COMMERCE, CA 90040
               (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (213) 724-8800

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                               ---     ---

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY AMENDMENT TO THIS FORM 10-K. /X/

      As of March 22, 1996, there were 565,789 shares of Common Stock, no par value, issued and outstanding, and the aggregate market value of the Common Stock, based on the average bid and asked prices, quoted by the National Quotation Bureau, Inc., held by non-affiliates of the registrant was approximately $3,513,125. Solely for purposes of this calculation, all directors and officers were excluded as affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on a date to be established are incorporated by reference in Part III.

             THIS ANNUAL REPORT CONSISTS OF A TOTAL OF 196 PAGES.
                    THE EXHIBIT INDEX APPEARS ON PAGE 88.

                                     PART I

ITEM 1. BUSINESS.

General

             COMBANCORP (the "Company") was incorporated under the laws of the State of California on May 25, 1982 to operate as a bank holding company for Commerce National Bank (the "Bank"). On June 16, 1983, the Bank completed its organization and the Company acquired all of the Bank's issued and outstanding shares of common stock. The Bank is the sole subsidiary of the Company and its principal asset. All references herein to the "Company" include the Bank unless the context otherwise requires.

The Bank

             The Bank was incorporated on May 26, 1982 as a national banking association. On June 16, 1983, the Bank received its Charter from the Comptroller of the Currency ("OCC") and commenced operations.

             The Bank's main office is located at 6001 East Washington Boulevard, City of Commerce, California. The Bank also has a branch office located at 420 N. Montebello Boulevard, Montebello, California, which opened on June 12, 1989, and a branch office located in Downey, California, which was acquired on August 26, 1994. The Bank's principal market area includes the City of Commerce, Downey, Montebello, Bell Gardens, Pico Rivera, Whittier, Lynwood, South Gate, Santa Fe Springs, Los Angeles and portions of Vernon, all located in California. This area is estimated to contain in excess of 15,000 businesses engaged in various phases of commerce, including industrial production and sales, service businesses and retail and wholesale establishments. The area also includes residential developments and regional and neighborhood shopping centers.

             On December 3, 1993, the Bank acquired all of the branch deposits of the Commerce, California branch of Community Bank, at a premium of $138,222. In conjunction with this transaction, the Bank assumed $12,454,049 of deposit liabilities. In connection with this transaction, the Bank did not retain the premises or management of the Commerce Branch of Community Bank, or the majority of its employees.

             On August 26, 1994, the Bank, as part of a consortium with Landmark Bank, entered into an Insured Deposit Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation ("FDIC") for the purchase and assumption of certain assets and liabilities of Capital Bank. The Bank purchased $674,000 of cash assets and assumed $22,536,000 of deposit liabilities of the Downey Branch of Capital Bank for a premium of

$185,000, including expenses. In addition, the Bank obtained a lease on the Downey branch facility of Capital Bank through May 1995, when an option to purchase the building for $650,000 was exercised. The Bank hired 12 former employees of Capital Bank, none of which were members of senior management, to staff the existing facility. See Note 2 to the Notes to the Consolidated Financial Statements.

Bank Services

             The Bank is engaged primarily in the business of providing commercial banking service to the wholesale market. The Bank offers personal and business checking accounts and savings accounts (including interest-bearing negotiable order of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), and time certificates of deposit. The Bank also offers night depository, bank-by-mail services and MasterCard and VISA credit cards, sells travelers' checks (issued by an independent entity) and cashier's checks, and acts as a merchant depository for cardholder drafts under both MasterCard and VISA. In addition, it provides note and collection services, an automatic teller machine network and direct deposit of social security and other government checks.

             The following table sets forth the type and amount of deposits outstanding as of the dates indicated:

                                              DECEMBER 31,         DECEMBER 31,
                                                 1995                 1994
                                              -----------          -----------
Demand Deposits                               $21,805,536          $23,439,082
NOW Accounts                                    8,934,606            8,136,486
Money Market                                    8,553,950           10,902,747
Savings                                         9,203,336            9,831,453
Time Deposits of $100,000 or greater            5,381,974            4,329,934
Time Deposits of less than $100,000             8,144,395            8,259,595
                                              -----------          -----------

Total Deposits                                $62,023,797          $64,899,297
                                              ===========          ===========

            DEMAND DEPOSITS. At December 31, 1995, approximately 35% of the total deposits were non-interest bearing demand deposits, with an average account balance of approximately $12,000. Approximately 14% of total deposits were interest-bearing demand deposits, or Negotiable Order of Withdrawal ("NOW") accounts. The average interest-bearing demand account balance was approximately $6,000.

            MONEY MARKET. At December 31, 1995, approximately 14% of total deposits were held in money market accounts, with an average account balance of approximately $26,000.

            SAVINGS. At December 31, 1995, approximately 15% of the total deposits were held in savings accounts, with an average account balance of approximately $5,000.

            TIME DEPOSITS. At December 31, 1995, approximately 22% of total deposits were held in time deposits, 83% of which were certificates of deposits and 17% were individual retirement ("IRA") accounts. Approximately 9% of total deposits were held in time deposits of $100,000 or greater.

             The Bank's lending activities consist primarily of commercial loans, real estate loans and consumer/installment loans. Commercial lending activities are directed toward small retail and wholesale establishments, professional organizations and light industrial and manufacturing companies. Real estate loans, which consist of interim construction loans and medium-term mortgages, are directed toward local developers and other wholesale banking customers. Consumer/installment lending is targeted to the Bank's principal market area and the Bank's commercial accounts.

             The lending activities of the Bank are guided by the basic lending policy established by the Bank's Board of Directors. Each loan must meet the tests of a prudent loan encompassing certain criteria, including character of the borrower, leverage capacity of the borrower, capital, collateral provided for the loan and prevailing economic conditions. The lending officer, the Loan Committee or the Board of Directors, depending on the amount of the loan, must consider all criteria and determine that the risks are appropriate in light of such evaluation.

             A fundamental principle of sound banking is avoiding a loan concentration in any particular industry or market segment, which would increase exposure to downturns in the business of such borrowers. Other than as disclosed herein, as of December 31, 1995 the Bank had no loan concentrations in any industry.

             The following table sets forth the type and amount of loans outstanding as of the dates indicated:

                                             DECEMBER 31,         DECEMBER 31,
                                                1995                 1994
                                             -----------          -----------
Commercial                                   $10,474,719          $11,210,049
Real Estate:
  Construction                                 2,338,979            2,998,619
  Other                                        8,062,827            8,541,865
Mortgage loans acquired                        1,216,165            1,242,636
Consumer/Installment                           1,679,274            1,815,841
                                             -----------          -----------

Total loans                                  $23,771,964          $25,809,010

Allowance for possible loan losses               432,559              498,827

Deferred loan fees                                65,731               59,280

Unearned discount on acquired loans               84,823              285,827
                                             -----------          -----------

Total net loans                              $23,188,851          $24,965,076
                                             ===========          ===========

            COMMERCIAL LOANS. At December 31, 1995, approximately 44% of the Bank's loan portfolio was comprised of commercial loans. Loans in this category, which amounts averaged approximately $77,000, included loans made to small businesses and professionals for working capital purposes and equipment acquisition. Although the Bank typically looks to the borrower's cash flow as the principal source of repayment for such loans, some of the loans within this category were secured by real estate.

            CONSTRUCTION LOANS. At December 31, 1995, approximately 10% of the Bank's loan portfolio was comprised of construction loans. The following table sets forth the composition of such construction loans by type of project as of the dates indicated:

                                    DECEMBER 31,        DECEMBER 31,
                                        1995               1994
                                     ----------          ----------
Residential:
  1-4 family units                   $2,093,989          $1,418,048
  Commercial and industrial             244,990           1,580,571
                                     ----------          ----------
Total                                $2,338,979          $2,998,619
                                     ==========          ==========

            The Bank's loans for construction of residential 1-4 family units, which amounts averaged approximately $162,000, bear a floating rate of interest and mature in one year or less. They are typically underwritten at no greater than a 75% loan-to-value ratio.

            As of December 31, 1995, the Bank had one commercial construction loan for $244,990 for the construction of a multi-family unit. The Bank will ordinarily advance up to a maximum of 65% of the value of the underlying property on these types of loans. All loans of this type bear a floating rate of interest.

            OTHER REAL ESTATE LOANS. Approximately 34% of the Bank's commercial and industrial loans, which ranged in amount from approximately $23 to $803,283 and averaged approximately $169,000, are primarily secured by small office buildings and industrial buildings that are either owner-occupied or built for rental purposes. The Bank's commercial and industrial loans generally have a maturity of three to five years with a 20-25 year amortization, and bear a floating rate of interest. The Bank generally applies a maximum loan-to-value ratio of 65% to these loans.

            MORTGAGE LOANS. Approximately 5% of the Bank's loan portfolio consisted of 13 mortgage loans secured by 1-4 family residences, which were acquired as part of the Bank's acquisition of Liberty Federal Savings Bank in June 1991. These loans averaged approximately $94,000 and ranged in amount from $61,112 to $146,349 at December 31, 1995. The majority of these loans have a 30-year amortization and bear a fixed rate of interest.

            CONSUMER/INSTALLMENT LOANS. Approximately 7% of the Bank's loan portfolio consisted of consumer/installment loans. Excluding credit card receivables, these loans ranged in amounts from $49 to $106,366, and averaged approximately $10,000. These loans consist principally of automobile loans and other personal loans and credit card receivables. Except for the credit card receivables, which represented 16.7% of the total consumer/installment portfolio at December 31, 1995, these loans typically are secured by liens on real or personal property.

Source of Business

            The Bank has undertaken an aggressive marketing program which includes advertising and direct mail to attract business in its market area. In addition, Business Development and Lending Officers of the Bank are responsible for making regular calls on existing and potential new customers to solicit business and client referrals. Promotional efforts are designed to attract personal banking relationships, small businesses, professional organizations, and all types of consumer loans in the market area served by the Bank.

            In order to expedite decisions on lending transactions, the Bank's Loan Committee meets on a regular basis and is available for daily telephonic meetings when immediate lending authorization is needed.

Asset Management

            Consistent with the need to maintain adequate liquidity for anticipated clearings and other cash requirements, management of the Bank seeks to invest the largest portion of the Bank's assets in loans of the types described above under "ITEM 1. BUSINESS -- Bank Services." Because of low loan demand in 1995, total loans have been generally limited to less than 50% of deposits and capital. The balance of the Bank's funds are invested in government and other investment grade securities, short-term certificates of deposit, municipal securities, and Federal funds sold to other financial institutions. In order to maximize yields, the Bank's investment policy provides for investment in taxable securities only until such time as the Bank's overall profitability indicates a higher yield by investing in tax-exempt instruments, after taking into account the effects of taxes.

            The Bank's investment policy provides for a portfolio divided among issues purchased to meet one or more of the following goals: (1) to maintain a solid liquidity base in order to manage deposit fluctuations; (2) to maintain credit quality in order to reduce exposure to low- rated issues; (3) to achieve maximum yields commensurate with relatively low risk and appropriate maturities; and (4) to achieve maximum tax benefits. To assure liquidity and a reasonable income, the Bank's portfolio consists of investments which are subject to minimal credit risk. Most of the investments will be in government securities "A" rated or better, corporate bonds and municipal bonds "A" rated or better. The maturity composition of the investment portfolio, including investment securities, Federal funds sold and interest bearing deposits with other financial institutions, as of December 31, 1995 was as follows: 50.6% short term (under one year), 39.1% medium term (one to five years), and 10.3% long term. On December 31, 1995, all of the Bank's securities, with the exception of Federal Reserve Bank stock, were classified as "available for sale."

Competition

            The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.

Effect of Governmental Policies and Recent Legislation

            Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

            The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

            From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business - Supervision and Regulation."

Supervision and Regulation

            Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

            The Company

            The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

            The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

            Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation Capital Standards."

            The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

            The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

            Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

            The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

            Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

            The Bank

            The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the OCC. If, as a result of an examination of a Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the OCC and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

            The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Item 1. Business - Supervision and Regulation Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

            Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obliga tions to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

            Restrictions on Transfers of Funds to the Company by the Bank

            The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by state law.

            There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the Bank, the net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

            The the OCC also has authority to prohibit the Bank from engaging in activities that, in the OCC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

            At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1995, the Bank had $2,002,105 legally available for the payment of cash dividends.

            The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

            Capital Standards

            The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

            A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. The Company is currently exempt from the application of the Federal Reserve Board's capital guidelines under an exemption for bank holding companies with less than $150 million in consolidated assets.

            In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

            In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

            In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

            In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

            Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "Item 1. Business -- Supervision and Regulation -- Accounting Changes." The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

            Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

            The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1995.

                                      At December 31, 1995
                                      -----------------------
                                      Actual        Minimum
                                      ------        Capital
                                                  Requirement
                                                  -----------

Leverage ratio ............             8.4%          4.0%
Tier 1 risk-based ratio ...            17.6           4.0
Total risk-based ratio ....            18.3           8.0

            Prompt Corrective Action and Other Enforcement Mechanisms

            Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

            In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

            "Well capitalized"                                    "Adequately capitalized"
            Total risk-based capital of 10%;                      Total risk-based capital of 8%;
            Tier 1 risk-based capital of 6%; and                  Tier 1 risk-based capital of 4%; and
            Leverage ratio of 5%.                                 Leverage ratio of 4% (3% if the institution receives
                                                                  the highest rating from its primary regulator)

            "Undercapitalized"                                    "Significantly undercapitalized"
             ----------------                                      ------------------------------
            Total risk-based capital less than 8%;                Total risk-based capital less than 6%;
            Tier 1 risk-based capital less than 4%; or            Tier 1 risk-based capital less than 3%; or
            Leverage ratio less than 4% (3% if the                Leverage ratio less than 3%.
            institution receives the highest rating
            from its primary regulator)

            "Critically undercapitalized"
            Tangible equity to total assets less than 2%.

            An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

            The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is
based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

            An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

            Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

            In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

            Safety and Soundness Standards

            In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

            In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

            Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

            Premiums for Deposit Insurance

            Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

            The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

            Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

            Assessment Rates Effective Through the First Half of 1995
                                          Group A     Group B      Group C
                                          -------     -------      -------
         Well Capitalized .........          23          26          29
         Adequately Capitalized ...          26          29          30
         Undercapitalized .........          29          30          31

           Assessment Rates Effective through the Second Half of 1995
                                          Group A     Group B      Group C
                                          -------     -------      -------
         Well Capitalized .........           4           7          21
         Adequately Capitalized ...           7          14          28
         Undercapitalized .........          14          28          31

                   Assessment Rates Effective January 1, 1996
                                          Group A     Group B      Group C
                                          -------     -------      -------
         Well Capitalized .........           0*          3          17
         Adequately Capitalized ...           3          10          24
         Undercapitalized .........          10          24          27

            *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

            At December 31, 1995, the Bank's assessment rate was 0 cents per $100 of deposits, subject to a statutory minimum assessment of $1,000 per semi-annual period.

            A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions;
(iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

            On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

            The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio.

The bill does not include a provision to merge the charters of savings associations and commercial banks.

            In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

            Interstate Banking and Branching

            In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

            The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

            In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

            Community Reinvestment Act and Fair Lending Developments

            The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

            In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Recent Accounting Developments

            In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Bank's year ending December 31, 1996. Based on its preliminary analysis, the Bank does not anticipate that the adoption of Statement No. 121 will have a material impact on the financial statements as of the date of adoption.

            In 1995 the FASB issued Statement No. 123, "Accounting for Stock-based Compensation." Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans such as a purchase plan. The Statement generally suggests stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. The Company has not determined if it will continue to follow APB Opinion No. 25 or follow the guidance of Statement No. 123. However, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

Employees

            As of December 31, 1995, the Company employed 26 full-time employees and 16 part-time employees. Management believes that the Company's and the Bank's relations with its employees are good.

Executive Officers

            In addition to the executive officers listed under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year, which information is incorporated herein by reference, the following person is considered an executive officer of the Company:

Name        ................  Age          Principal Occupation
- ----                          ---          --------------------
Hugh Waddell ...............  56           Mr. Waddell joined Commerce
                                           National Bank on May 25, 1994 as
                                           its Senior Vice President and Credit
                                           Administrator.  Mr. Waddell has
                                           over 32 years of experience in all
                                           phases of community banking.
                                           Prior to joining the Bank, Mr.
                                           Waddell served as Executive Vice
                                           President for nine years with
                                           Western Security Bank in Burbank.

                             STATISTICAL DISCLOSURE

I.          Distribution of Assets, Liabilities and Shareholders' Equity;
            Interest Rates and Interest Differential

            A.          Average Balances

            The following table sets forth the Company's consolidated condensed daily average balances of each major category of assets, liabilities and shareholders' equity for the periods indicated.

                                                                         YEAR ENDED                            YEAR ENDED
            ASSETS                                                    DECEMBER 31, 1995                     DECEMBER 31, 1994
            ------                                                    -----------------                     -----------------
            Cash and due from banks                               $ 5,305,762            7.48%          $ 5,628,006            9.08%
            Interest-bearing deposits
              with financial institutions                           9,913,452           13.98%            7,714,864           12.45%
            Federal Reserve Bank stock                                120,000            0.17%              120,000            0.19%
            Investments available for sale                         17,729,951           25.01%           14,224,555           22.96%
            Federal funds sold                                      9,821,823           13.85%            9,043,958           14.60%
            Loans (net of allowance for credit losses)             23,927,123           33.74%           22,657,720           36.57%
            Other assets                                            4,092,477            5.77%            2,569,986            4.15%
                                                                  -----------          ------           -----------          ------

              Total assets                                        $70,910,588          100.00%          $61,959,089          100.00%
                                                                  ===========          ======           ===========          ======

            Liabilities and Shareholders' Equity

            Demand deposits                                       $23,878,416           33.67%          $20,274,807           32.72%
            Interest-bearing deposits                              40,444,174           57.04%           35,712,238           57.64%
            Other liabilities                                         438,038            0.62%              182,650            0.30%
                                                                  -----------          ------           -----------          ------
              Total liabilities                                    64,760,628           91.33%           56,169,695           90.66%
            Shareholders' equity                                    6,149,960            8.67%            5,789,394            9.34%
                                                                  -----------          ------           -----------          ------

              Total liabilities and shareholders' equity          $70,910,588          100.00%          $61,959,089          100.00%
                                                                  ===========          ======           ===========          ======

            B.          Analysis of Net Interest Income

            The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the average interest rates earned and paid thereon and the net interest margin for the periods indicated.

                                                    YEAR ENDED DECEMBER 31, 1995                YEAR ENDED DECEMBER 31, 1994
                                                    ----------------------------                ----------------------------
                                                             Interest                                      Interest
                                             Average         Income/        Average       Average          Income/       Average
                                             Balance         Expense        Yield         Balance          Expense        Yield
                                             -------         -------        -----         -------          -------        -----
  Loans                                    $24,691,646      $2,904,107      11.76%      $23,370,301      $2,750,210      11.77%
  Interest-bearing deposits
    with financial institutions              9,913,452         610,821       6.16%        7,714,864         334,074       4.33%
  Federal Reserve Bank stock                   120,000           7,200       6.00%          120,000           7,200       6.00%
  Securities available for sale             17,729,951       1,111,063       6.27%       14,224,555         699,344       4.92%
  Federal funds sold                         9,821,823         566,857       5.77%        9,043,958         402,391       4.45%
                                           -----------      ----------      -----       -----------      ----------      -----
   Total interest-earning assets           $62,276,872      $5,200,048       8.35%      $54,473,678      $4,193,219       7.70%
                                           ===========      ==========      =====       ===========      ==========      =====

Interest-Bearing Liabilities:
  Deposits:

    Money market demand                    $ 9,669,341      $  272,090       2.81%      $ 8,820,983      $  220,407       2.50%
    Savings and other interest-
      bearing demand                        18,090,611         356,992       1.97%       15,802,130         294,018       1.86%
    Time deposits                           12,684,221         570,329       4.50%       11,089,125         369,996       3.34%
                                           -----------      ----------      -----       -----------      ----------      -----
   Total interest-bearing liabilities      $40,444,173      $1,199,411       2.97%      $35,712,238      $  884,421       2.48%
                                           ===========      ==========      =====       ===========      ==========      =====

Net interest income                                          4,000,637                                    3,308,798
                                                            ==========                                   ==========

Net interest margin                                                          6.42%                                        6.07%
                                                                            =====                                        =====

            C.          Net Interest Income

                        Information as to the impact of changes in average rates and average balances on interest-earning assets and interest-bearing liabilities is set forth in the following table. The variances attributable to simultaneous balance and rate changes have been allocated to volume.

                                                       1995 OVER 1994                            1994 OVER 1993
                                     ----------------------------------------      ------------------------------------------
                                               Increase (Decrease)                             Increase (Decrease)
                                               due to changes in:                              due to changes in:
                                      Volume        Net Rate         Change         Volume         Net Rate          Change
                                     --------      ---------       ----------      ---------       ---------       ----------
Interest-Earning Assets:
  Loans                              $155,495      $  (1,598)      $  153,897      $  34,014       $ 486,848       $  520,862
  Interest-bearing deposits
    with financial institutions        95,205        181,542          276,747         (3,007)         37,974           34,967
  Securities available for sale       172,341        239,378          411,719        635,072        (179,542)         455,530
  Federal funds sold                   34,609        129,857          164,466        157,504         147,092          304,596
                                     --------      ---------       ----------      ---------       ---------       ----------

    Total                            $457,650      $ 549,179       $1,006,829      $ 823,583       $ 492,372       $1,315,955
                                     ========      =========       ==========      =========       =========       ==========


Interest-Bearing Liabilities:
  Money market demand                $ 21,198      $  30,485       $   51,683      $  48,866       $   8,152       $   57,018
  Savings and other interest-
    bearing deposits                   42,580         20,394           62,974        136,009         (22,939)         113,070
  Time deposits                        53,221        147,112          200,333         61,613          11,979           73,592
                                     --------      ---------       ----------      ---------       ---------       ----------

    Total                            $116,999      $ 197,991       $  314,990      $ 246,488       ($  2,808)      $  243,680
                                     ========      =========       ==========      =========       =========       ==========

Interest Differential                $340,651      $ 351,188       $  691,839      $ 577,095       $ 495,180       $1,072,275
                                     ========      =========       ==========      =========       =========       ==========


II.         Investment Portfolio

            Effective December 31, 1993, the Bank adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Bank classified substantially all of its investment portfolio as available for sale on December 31, 1995.

            At December 31, 1995, the Bank recorded an increase to shareholders' equity of $134,960 net of income taxes of $97,200 to adjust the portfolio classified as available for sale to its market value.

            The following table sets forth the Bank's investment securities as of the dates indicated:

                                                    DECEMBER 31, 1995          DECEMBER 31, 1994
                                                    -----------------          -----------------
            Federal Reserve Bank stock              $         120,000          $         120,000
                                                    -----------------          -----------------

            Securities available for sale:

               U.S. Treasury securities             $       7,988,578                 14,024,459
               U.S. Government agencies                    11,842,739                  2,105,067
               Corporate notes                                317,098                    495,020
               Municipal securities                           898,150                    205,858
                                                    -----------------          -----------------
                                                    $      21,046,565          $      16,830,404
                                                    -----------------          -----------------
            TOTAL                                   $      21,166,565          $      16,950,404
                                                    =================          =================

            The following table sets forth the amounts, term, distribution and weighted average yields of the Bank's investment securities as of December 31, 1995.

                                                                           AFTER ONE YEAR
                                           ONE YEAR OR LESS               THROUGH FIVE YEARS               AFTER FIVE YEARS
                                        ----------------------         -----------------------        ------------------------
                                          AMOUNT         YIELD           AMOUNT          YIELD           AMOUNT          YIELD
                                        ----------------------         -----------------------        ------------------------
Federal Reserve Bank stock                    --          --                  --          --           $  120,000        6.00%
                                        ----------                     -----------                     ----------

Securities available for sale:
        U.S. Treasury securities        $2,968,497        6.41%        $ 5,020,080        6.87%        $     --          --
        U.S. Government agencies           453,140        6.46%          8,227,779        6.78%         3,161,823        8.17%
        Corporate notes                       --          --               208,799        6.94%           108,298        7.75%
        Municipal securities               100,017        3.40%            515,502        4.17%           282,630        5.03%
                                        ----------                     -----------                     ----------
                                        $3,521,654                     $13,972,160                     $3,552,751
                                        ----------                     -----------                     ----------

TOTAL                                   $3,521,654                     $13,972,160                     $3,672,751
                                        ==========                     ===========                     ==========

III.        Loan Portfolio

            A.          Types of Loans

            The composition of the Company's loan portfolio (all domestic) at the dates indicated was as follows:

                                                   DECEMBER 31, 1995          DECEMBER 31, 1994
                                                   -----------------          -----------------
            Commercial:                            $      10,474,719          $      11,210,049
            Real Estate:
                  Construction                             2,338,979                  2,998,619
                  Other                                    8,062,827                  8,541,865
                  Mortgage loans acquired                  1,216,165                  1,242,636
            Consumer / Installment                         1,679,274                  1,815,841

                                                   -----------------          -----------------
            Total loans                            $      23,771,964          $      25,809,010
                                                   =================          =================

            B.          Maturities and Sensitivity to Changes in Interest Rates

            The following table sets forth the amount of total loans outstanding (excluding consumer/installment loans) at December 31, 1995, which are based on remaining scheduled principal repayments due in one year or less, after one year through five years and after five years. The amounts outstanding which are due after one year are classified according to their sensitivity to changes in interest rates.

                        One year or less                            $ 7,719,471
                        After one year through five years:
                                    Floating interest rate            7,846,631
                                    Fixed interest rate               3,775,596

                        After five years:
                                    Floating interest rate              862,517
                                    Fixed interest rate               1,888,475
                                                                    -----------
                        Total                                       $22,092,690
                                                                    ===========

            C.          Risk Elements

            The following table sets forth the Bank's loans accounted for on a non-accrual basis and loans accruing which are contractually past due 90 days or more, as to principal or interest payments. The Bank does not have any loans which are considered "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 ("FAS 15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                             LOANS PAST DUE OVER 90           LOANS ON NON-ACCRUAL
                                             DAYS AND STILL ACCRUING                 STATUS
                                             -----------------------          --------------------
            Commercial                       $                  --            $               --
            Real Estate:
                 Construction                                   --                            --
                 Other                                          --                         102,575
            Mortgage loans acquired                          146,349                          --
            Consumer / Installment                            20,764                          --
                                             -----------------------          --------------------
                      Total                  $               167,113          $            102,575
                                             =======================          ====================

            The gross interest income included in net income on the impaired loans outstanding at December 31, 1995 and the gross interest income that would have been reported in the period ending December 31, 1995 if non-accrual loans had been current in accordance with their original terms are as follows:

                    Interest income included in net income on
                       impaired loans                                  $21,732
                    Interest income excluded from net income
                       on non-accrual loans                            $ 8,065

            The Company's current policy is to cease accruing interest on loans which are 90 days or more past due as to principal or interest, except in instances where management believes that the loan is fully collectible. Each such loan that is 90 days or more past due is evaluated individually to determine its collectibility and the adequacy of its collateral.

            The loan on non-accrual status is secured by a first trust deed on commercial property; the borrower has been contacted but the Bank was unable to obtain a promise to pay. The Bank is currently consulting with counsel regarding a resolution. The other real estate single family dwelling secured loan in the amount of $146,349 made a payment on January 5, 1996, and is no longer 90 days past due. These two loans account for 92.3% of the Bank's non performing loans. The other three represent a credit card receivable and two loans secured by commercial vehicles; these loans total $20,763, or 7.7% of non performing loans, of which $1,600 was charged off in February 1996. The Bank received payoffs on the two remaining loans in February 1996. Management believes that it has adequately reserved for those loans representing an above normal degree of risk.

            On February 16, 1996, the Bank was made aware of the Chapter 7 bankruptcy filing on two unsecured commercial loans totaling $163,333. These loans are not included in the non performing asset totals as of December 31, 1995. The Bank has contacted counsel and will prepare a charge off to remove the loans from its performing assets.

            On January 1, 1995, the Bank adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no effect on the Bank's financial statements from this change. At January 1, 1995, the Bank classified $244,000 of its loans as impaired with a specific loss reserve of $56,000.

            Impairment of loans having recorded investments of $103,000 at December 31, 1995 has been recognized. The total allowance for loan losses related to these loans was $5,200 on December 31, 1995. The average recorded investment for all impaired loans during 1995 was $276,000. Interest income of $57,000 was recognized on impaired loans in 1995 and was recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

            Other than the loan categories disclosed herein, the Bank does not have any material concentration of loans. Management believes that the loan portfolio is diversified sufficiently to avoid the impact of significant adverse changes in economic or other conditions related to any single industry.

IV.         Summary of Loan Loss Experience

                                                           YEAR ENDED              YEAR ENDED
                                                          DECEMBER 31,            DECEMBER 31,
                                                              1995                    1994
                                                          ------------            ------------
            Average net loans outstanding                 $ 23,927,123            $ 22,657,720
                                                          ------------            ------------
            Balance of allowance for loan losses
                      at beginning of period                   498,827                 534,625
            Charge-offs:
                      Commercial loans                        (768,475)               (199,700)
                      Real Estate loans                           --                   (73,924)
                      Consumer loans                           (16,775)                (59,549)
            Recoveries                                          69,982                   4,575
                                                          ------------            ------------
            Net charge-offs                                   (715,268)               (328,598)
                                                          ------------            ------------
            Provisions charged to expense                      649,000                 292,800
                                                          ------------            ------------
            Balance of allowance for loan losses
                      at end of period                    $    432,559            $    498,827
                                                          ------------            ------------

            Ratio of net charge-offs to average
                      net loans outstanding                       2.99%                   1.45%
                                                          ------------            ------------

            The allowance for loan losses is established through charges to operations in the form of provisions for loan losses. Loan losses are charged, and recoveries credited, directly to the allowance.

            The Company determines its allowance for loan losses on the basis of a qualitative and quantitative review of all loans on a quarterly basis. In determining the adequacy of the allowance for loan losses, management considers such factors as known problem loans, evaluations made by bank regulatory authorities and/or independent firms retained to perform loan reviews, assessment of economic conditions and other appropriate data in order to identify the risks in the portfolio. The adequacy of the allowance is evaluated by assessing the risks inherent in each category of loans. If, following a review of the allowance, the allowance is determined to be inadequate or supererogatory, the amount of the allowance is adjusted accordingly. Management believes that the allowance for loan losses was adequate at December 31, 1995.

            At December 31, 1995, the allowance was 1.8% of total outstanding loans receivables. The allowance for loan losses should not be interpreted as an indication of future charge-off trends.

            Allocation of the Allowance for Loan Losses

                                        YEAR ENDED                           YEAR ENDED
                                     DECEMBER 31, 1995                   DECEMBER 31, 1994
                                 -------------------------           -------------------------
            Commercial           $266,487            44.06%          $275,028            43.43%
            Real Estate           139,001            48.87%           185,863            49.53%
            Installment            27,071             7.06%            37,936             7.04%
                                 --------           ------           --------           ------
                                 $432,559           100.00%          $498,827           100.00%
                                 ========           ======           ========           ======

V.          Deposits

            The average deposit balances are summarized for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  1995                  1994
                                                               -----------          -----------
            Demand deposits, non-interest bearing              $23,878,416          $20,274,807
            Money market demand                                  9,669,341            8,820,983
            Savings and other interest-bearing demand           18,090,612           15,802,130
            Time deposits                                       12,684,221           11,089,125
                                                               -----------          -----------
            Total                                              $64,322,590          $55,987,045
                                                               ===========          ===========

            The following table sets forth the maturities of the Company's time certificates of $100,000 or more at December 31, 1995:

                Maturing within:
                    Three months or less                      $3,112,000
                    Over three months to six months              707,000
                    Over six months to twelve months           1,436,000
                    Over twelve months                           127,000
                                                              ----------
                         Total                                $5,382,000
                                                              ==========

            At December 31, 1995 the Company had no brokered deposits.

VI.         Return on Equity and Assets

                                                      YEAR ENDED DECEMBER 31,
                                                       1995            1994
                                                      ------          ------
            Return on average assets                   0.46%           0.76%
            Return on average equity                   5.35%           8.09%
            Average equity to average assets           8.67%           9.34%
            Dividend pay-out ratio                    42.98%             - %

ITEM 2. PROPERTIES.

Premises

            The Company's executive offices and the Bank's Main Office are located at 6001 E. Washington Blvd., City of Commerce, California, in a structure which was completed in August 1994. This Bank-owned structure consists of approximately 15,000 square feet of space and is located on approximately 36,000 square feet of underlying land. The Montebello Office is located on the first floor of a three story structure at 420 N. Montebello Blvd., Montebello, California. This office consists of approximately 4,000 square feet and was on a month to month rental during lease negotiations. The Bank signed a three year lease effective April, 1995. The Bank's Downey Branch is located at 11101 La Reina Blvd., Downey, California. This Bank-owned structure consist of a two-story structure of approximately 10,816 square feet on approximately 28,990 square feet of land. The Bank has recently received approval from the City of Downey to upgrade this facility.

ITEM 3. LEGAL PROCEEDINGS.

            During the ordinary course of its business, the Company and the Bank may be involved in various legal proceedings and litigation. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information, the Company does not believe that the outcome of any such litigation will have a material adverse effect upon the operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Company's Common Stock has been traded in the over-the-counter market since the Company commenced operations in 1983. The below table sets forth, on a per-share basis for the periods indicated, the range of high and low bid quotations for the Company's Common Stock reported by the National Quotation Bureau. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

            As of December 31, 1995, there were approximately 366 shareholders of record of the Company's Common Stock. The Company paid a cash dividend of $0.25 per share in 1995, and did not declare a dividend in 1994.

            Under Federal banking law, dividends declared by the Bank (and payable to the Company) in any calendar year may not, without the approval of the OCC, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years.

                                          1995                         1994
                                    ------------------          ------------------
                                    High          Low           High          Low
                                    ----          ----          ----          ----
            First Quarter           7.00          6.50          5.50          5.50
            Second Quarter          7.38          7.00          6.75          5.50
            Third Quarter           8.50          7.00          6.75          6.00
            Fourth Quarter          9.50          7.00          7.00          6.50

ITEM 6. SELECTED FINANCIAL DATA.

                                                             Year ended December 31,

                                        1995           1994           1993           1992           1991
                                    -----------------------------------------------------------------------
Statement of Income Data:
Interest income                     $ 5,200,048    $ 4,193,219    $ 2,877,264    $ 3,369,831    $ 3,882,298
Interest expense                      1,199,411        884,421        640,741        924,485      1,555,078

Net interest income                   4,000,637      3,308,798      2,236,523      2,445,346      2,327,220
Provision for loan losses              (649,000)      (292,800)      (651,314)       (85,000)      (107,000)

Net interest income after
    provision for loan losses         3,351,637      3,015,998      1,585,209      2,360,346      2,220,220
Other income                            609,522        619,498        558,814        517,673        416,088
Other operating expenses             (3,399,064)    (2,814,859)    (2,420,863)    (2,465,206)    (2,403,478)

Net income before income taxes
 and cumulative effect of a
 change in accounting                   562,095        820,637       (276,840)       412,813        232,830
 principle

Provision for income taxes             (233,000)      (352,000)        87,500       (170,400)       (99,500)
Earnings (loss) before
 cumulative effect of a change
  in accounting principle               329,095        468,637       (189,340)       242,413        133,330
Cumulative effect of a change
 in accounting principle                   --             --           55,582           --             --

Net earnings (loss)                 $   329,095    $   468,637    $  (133,758)   $   242,413    $   133,330

Earnings (loss) per common share:
  Earnings (loss) before
   cumulative effect of a change
   in accounting principle          $      0.58    $      0.83    $     (0.34)   $      0.43    $      0.24
  Cumulative effect of a change
   in accounting principle                 --             --      $      0.10           --             --

Net earnings (loss)
 per common share                   $      0.58    $      0.83    $     (0.24)   $      0.43    $      0.24

Dividends per common share          $      0.25           --      $      0.09    $      0.08    $      0.07

                                                             Year ended December 31,

                                     1995           1994           1993              1992              1991
                                 -----------------------------------------------------------------------------
Balance Sheet Data:
  Interest-bearing deposits in
   other banks                   $11,755,000    $ 8,102,000    $ 7,974,874    $    6,692,734    $    6,219,035
  Securities                      21,166,565     16,950,404     13,030,912         3,038,206         3,342,335
  Net loans                       23,188,851     24,965,076     21,633,656        24,074,047        27,508,185
  Total assets                    68,830,029     71,188,448     51,350,657        39,888,021        42,828,966
  Total deposits                  62,023,797     64,899,298     45,539,681        33,863,116        36,910,549
  Shareholders' equity             6,384,910      5,946,627      5,666,825         5,778,344         5,581,194
Book value per share             $     11.29    $     10.51    $     10.02    $        10.21    $         9.86
Non-performing loans             $   269,688    $   397,100    $ 1,774,712    $      733,768    $      817,875
  As a percent of gross loans            1.1%           1.5%           8.0%              3.0%             3.0%
  As a percent of total assets           0.4%           0.6%           3.5%              1.8%             1.9%
Risk-based capital ratios:(1)

   Tier 1                               18.3%          16.7%          19.6%             19.5%             17.1%
   Total                                17.6%          17.9%          20.8%             20.9%             18.1%
Leverage ratio                           8.4%           7.7%          10.0%             13.7%             12.9%

(1)   The Company is currently
      exempt from the Federal
      Reserve Board's risk-based
      guidelines because consolidated
      assets are under $150 million.
      Therefore, the indicated ratios
      are those of the Bank only.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

            The Company's principal source of growth in recent years has been a series of deposit and loan acquisitions beginning with the acquisition of certain assets and all of the deposits of a branch of Liberty Federal Savings Bank in Montebello, California, in 1991. In 1993, the Bank acquired all of the branch deposits of the Commerce, California branch of Community Bank at a premium of approximately $138,000 and assumed approximately $12.5 million in deposit liabilities. On August 26, 1994, the Bank, as part of a consortium, entered into an Insured Deposit Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation ("FDIC") for the purchase and assumption of certain assets and liabilities of the Downey Branch of Capital Bank (the "Downey Branch"). In that transaction, the Bank purchased $674,000 of cash assets and approximately $7,784,000 in face value loans, net of participations sold of $2,035,000, from various pools of loans at a discount of $203,000. The deposits purchased totaled $22.5 million.

            The Company's total assets at December 31, 1995 decreased by 3.3% from December 31, 1994, due primarily to the 4.4% decrease in deposits. Gross loans decreased 7.9%, primarily due to the continued moderate economic growth and the resulting lack of loan demand during 1995. The Bank will continue to maintain a conservative approach to new loan generation until the California and local economies demonstrate definitive signs of improvement.

            The components of the decrease in loans as of December 31, 1995 are as follows:

                                     Total Change compared
                                      to December 31, 1994
                                     ---------------------
Commercial loans                             (6.6)%
Real estate  - construction loans           (22.0)%
Real estate - primarily loans for
     acquisition or improvement of
     owner occupied offices and
     industrial property                     (5.6)%
Real estate - mortgage loans acquired        (2.1)%
Installment loans                            (7.5)%

            As of December 31, 1995, the Bank had approximately $4.5 million in net loans outstanding which were initially acquired as part of the Downey Branch acquisition. Although the Company does not regularly calculate net earnings of each branch or department utilizing strict cost accounting methods, an analysis of the net interest income of the Bank in the amount of $4,000,637 for the year ended December 31, 1995 indicates that 23.6% of such amount is attributable to the Downey Branch acquisition in 1995. The average loans to deposits and demand deposits to total deposits for the Downey Branch were 32.6% and 42.8%, respectively, compared to 38.4% and 37.1%, respectively, for the Company as a whole.

            The components of the outstanding loans attributable to the Downey Branch acquisition are as follows:

                                       August 26, 1994  December 31, 1994  December 31, 1995
                                       -----------------------------------------------------
Commercial loans                            $3,222,676         $3,406,718         $2,421,277
Real estate -  primarily loans for
   acquisition or improvement of
   owner occupied offices and

   industrial property                       2,124,541          1,702,456          1,729,700
Installment loans                              401,599            457,363            389,483
                                       -----------------------------------------------------
          Total                             $5,748,816         $5,566,537         $4,540,460

            The components of the changes in deposits of the Company as of December 31, 1995 are as follows:

                                      Total Change compared
                                       to December 31, 1994
                                        Increase (Decrease)
                                      ---------------------
Demand deposits                                      (7.0)%
Money market demand                                 (21.5)%
NOW accounts                                          9.8 %
Savings                                              (6.4)%
Time deposits of $100,000 or greater                 24.3 %
Time deposits of less than $100,000                  (1.4)%

            As part of the Downey Branch acquisition, the Bank assumed $22.5 million of deposits, including approximately $2.0 million of uninsured deposits which the Bank had the right to put back to the FDIC, for a total premium of $185,000, including expenses. The Bank put back such uninsured deposits to the FDIC on June 29, 1995. As of December 31, 1995, the Bank had approximately $13.0 million in deposits attributable to such acquisition. Management believes that the run-off in deposits acquired through this transaction was due primarily to the normal deposit attrition caused by the change in bank ownership, and that the Bank will be able to maintain the current level of deposits without significant further loss of deposits.

            The components of the outstanding deposits attributable to the Downey Branch acquisition are as follows:

                                   August 26, 1994        December 31, 1994        December 31, 1995
                                   -----------------------------------------------------------------
Demand deposits                        $ 8,200,638              $ 6,783,201              $ 5,288,941
Interest-bearing deposits                4,915,937                4,286,138                3,664,874
Time certificates of deposit             5,667,724                2,721,154                2,378,134
Savings deposits                         3,697,787                2,034,327                1,803,390
Accrued interest payable                    53,476                   29,327                   23,302
                                   -----------------------------------------------------------------
          Total                        $22,535,562              $15,854,147              $13,158,641

            The Company's loan to deposit ratio at December 31, 1995, was 38.4%, compared to 39.8% at December 31, 1994. Total non-performing assets as of December 31, 1995 amounted to $377,000 or 0.5% of total assets, consisting of loans of $270,000 and other real estate owned of $107,000. This compares favorably with total non-performing assets as of December 31, 1994 of $768,000 or 1.1% of total assets, consisting of $397,000 of loans and other real estate owned of $371,000. Total non-performing loans (i.e., those past due 90 days and/or on non-accrual status) at December 31, 1995 amounted to approximately $270,000, a 32% decrease compared to December 31, 1994. Of the five non-performing loans, one loan in the amount of $102,575 or 38% of the non-performing loans, is secured by commercial property. Based on the appraisal and estimated costs associated upon an eventual sale, management does not expect a loss to be incurred. Foreclosure proceedings will be initiated after the Bank is granted a relief from the "stay" imposed by the court in this matter. The Bank received a payment in January on a second loan in the amount of $146,349 which is secured by a single family dwelling. Payments are expected to continue and no loss is anticipated. This loan represents 54.3% of the non-performing loans. The remaining three loans total $20,763 or 7.7% of non-performing loans, and consist of a credit card receivable and two loans secured by commercial vehicles. The Bank will charge off $1,600 of this amount, and anticipates payoffs on the remaining amount.

            At December 31, 1995, only one loan in the amount of $102,575 was impaired. The total allowance for loan loss related to this loan was $5,200 as of December 31, 1995. The average recorded investment for all impaired loans during 1995 was $276,000. Interest income of $57,000 was recognized on impaired loans in 1995 and was recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

            As of December 31, 1995 and 1994, the allowance for loan losses as a percentage of non-performing loans was 160.4% and 125.6%, respectively. The allowance for loan losses was $432,559 or 1.8% of total outstanding loans at December 31, 1995, as compared to $498,827 or 1.9% of total outstanding loans at December 31, 1994. Management believes that the allowance for loan losses was adequate at December 31, 1995.

            On January 1, 1995, the Bank adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement No. 118, "Accounting by

Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no effect on the Bank's financial statements from this change. At January 1, 1995, the Bank classified $244,000 of its loans as impaired with a specific loss reserve of $56,000.

            The Company maintains a portfolio of securities which provide income and serve as a source of liquidity for its operations. Changes in liquidity needs and changes in the economic climate and loan demand may necessitate restructuring the portfolio from time to time. On December 31, 1993, the Bank adopted Financial Accounting Standards Board Statement No.115 and classified all securities except the Federal Reserve Stock as available for sale. The types of securities held in the Company's portfolio are influenced by several factors among which are rate of return, maturity and risk. Under the risk based capital guidelines, the nature of the securities held in the portfolio can affect the amount of the Company's risk-based assets and consequently, the amount of required capital the Company must maintain. From time to time, the Company may alter the composition of its investment portfolio to change its capital position under the risk-based guidelines. At December 31, 1995, the Company's excess funds were invested in Federal funds sold, U.S. Treasury and Agency securities, investment grade corporate notes, municipal bonds, and interest-bearing deposits with other financial institutions. Note 4 to the consolidated financial statements sets forth the distribution of, as well as unrealized gains and losses in, the investment portfolio at December 31, 1995 and 1994.

            Cash, unrestricted interest-bearing deposits, Federal funds sold and investment securities totaled $41,361,328 at December 31, 1995, compared to $42,402,760 at December 31, 1994, a 2.5% decrease, due primarily to a decrease of $2,875,500 or 4.4% in deposit liabilities. Federal funds decreased 75.9% from $11,605,000 in 1994 to $2,800,000 in 1995, offset by increases of $3,653,000 or
45.1%, and $4,216,161 or 25.1%, in interest bearing deposits with other financial institutions and securities available for sale, respectively, compared to 1994. Due to the Downey Branch acquisition in August 1994, management sought to maintain excess funds in Federal funds to provide liquidity for anticipated run-off of some deposits. As such deposit levels stabilized, excess funds were shifted to higher yielding securities with longer maturities.

Results of Operations

            Year ended December 31, 1995 versus December 31, 1994

            Interest income increased by 24.0% during 1995, due to a 14.3% increase in average interest bearing assets and an increase in average yield of 0.7% during 1995 compared to 1994. Average loans increased by only 5.7% during 1995, with the balance of the increase in average interest bearing assets in securities, which typically have lower yields than loans. The yield on average earning assets reflects an increase from 7.7% in 1994 to 8.4% in 1995. The yield on average earning assets at the Downey Branch was 9.1% at December 31, 1995, reflecting the higher reference rate utilized on the loan portfolio purchased. Interest expense increased by 35.6% during 1995, due to a 13.3% increase in interest-bearing liabilities during the year and an increase in the average cost of funds to 3.0% in 1995 from 2.5% in 1994. The cost of funds at the Downey Branch was 2.8% compared to 3.0% for the entire Bank. Net interest income increased by $691,800 or 20.9%. The Company's net interest margin increased slightly to 6.4% during 1995 from 6.1% during 1994. The improved totals for 1995 reflect the 7.3% interest margin attributable to the Downey Branch acquisition in August 1994.

            The provision for loan losses which is charged to operations increased by $356,200 or 121.7% in 1995, compared to 1994. During 1995, management instigated a program of corrective actions to enhance loan quality. As a result, the Company charged off three unsecured loans totaling approximately $721,000, which management considered uncollectible. Although progress is being made, management believes that completing this program will be a long process, particularly in the current economy. On February 16, 1996, that Bank was made aware of the Chapter 7 bankruptcy filing on two unsecured commercial loans totaling approximately $163,000. These loans were not included in the non-performing asset totals as of December 31, 1995; accordingly, no specific reserves were provided at December 31, 1995. The Bank will increase its provision to keep the allowance constant. Management has contacted counsel and will take appropriate action to charge off and remove these loans from its performing assets. Asset quality will continue to receive priority attention from management. Management believes that the Company has adequately provided an allowance for loan losses as of December 31, 1995 to cover any potential and unanticipated loan losses within the existing loan portfolio. At December 31, 1995, the allowance for loan losses was 1.8% of outstanding loans as compared to 1.9% at December 31, 1994.

            Other income decreased by 1.6% during 1995, while other operating expenses increased by 20.8%. The following is a discussion of certain other expense items which have had significant fluctuations during the year. Salaries and employee benefits increased $241,832 or 19.7% over 1994, reflecting the salaries for 12 months in 1995 compared to only four months in 1994 of the additional employees acquired in the assumption of the Downey Branch of Capital Bank in August 1994. Equipment expense increased by $91,111 or 66.8% over 1994, reflecting the growth of the Company and equipping the Bank with computers and installing a wide-area network. Professional fees increased $106,399 or 101.4% over 1994, attributable to litigation involving the Bank's other real estate owned and other problem assets, and professionals utilized in the Bank's marketing and sales training. Stationery and supplies increased $43,043 or 33.6% over 1994, reflecting additional supplies necessary for the Downey Branch for the entire year, compared to only four months in 1994. Amortization of deposit premium associated with the various acquisitions increased to approximately $57,000 in 1995 from approximately $39,000 in 1994, and is included in other operating expenses. Total other operating expenses as a percentage of total interest income decreased to 65.4% in 1994 from 67.1% in 1994.

            Net income for 1995 was $329,095 or $0.58 per share, compared to $468,637 or $0.83 per share for 1994.

            Year ended December 31, 1994 versus December 31, 1993

            Interest income reflects an increase of 45.7% during 1994, primarily due to an increase of 42.1% in average interest bearing assets at December 31, 1994 over December 31, 1993, principally as a result of the Downey branch acquisition in August 1994. Average loans increased 1.5% during 1994. The balance of the increase in average interest bearing assets is in securities which typically have lower yields than loans. The yield on average earning assets reflects an increase from 7.5% in 1993 to 7.7% in 1994. Interest expense also reflects an increase of approximately 38% during 1994, due primarily to a 42.9% increase in interest-bearing liabilities during the year, principally as a result of the Downey branch acquisition in August 1994. Cost of funds decreased nominally from 2.6% in 1993 to 2.5% in 1994. Net interest income reflects an increase of approximately $1,072,275 or 47.9%. The Company's net interest margin increased slightly from 5.8% during 1993 to 6.1% during 1994. The industry-wide increase in prime rate of interest during 1994 resulted in the increase of the yield on average earning assets. However, the average cost of funds for the Company decreased slightly because the depository rates continued to decline in 1994, lagging behind the increasing prime rate of interest.

            The provision for loan losses which is charged to operations decreased by $358,514 or 55% in 1994 compared to 1993. At December 31, 1994, the allowance for loan losses was 1.9% of outstanding loans as compared to 2.4% at December 31, 1993. The 1993 provision for loan losses was higher than the Bank's experience in recent years due in part to management's action to clean up the loan portfolio and effects of the California economy. The provision for loan losses in 1994 declined compared to 1993 because of the improved economy and improvements in the loan portfolio.

            Other income increased approximately 10.9% during 1994 while other operating expenses increased approximately 16.3%. The following is a discussion of certain other income and expense items which have had significant fluctuations during the year. Gain on the sale of securities decreased $62,529 or 100% over 1993. Equipment expense increased $38,357 or 39.1% over 1993 reflecting the growth of the Company and equipping of the new permanent structure housing the Bank's headquarters built on the City of Commerce property which was completed in August 1994. Data processing expenses increased $33,313 or 30.1% over 1993, reflecting the additional processing needs due to the deposit acquisition of the Commerce Branch of Community Bank in December 1993 and the acquisition of the Downey Branch of Capital Bank in August 1994. Other expenses increased $188,121 or 57.7% over 1993, due primarily to the increase in correspondent bank fees related to increased activity because of the acquisitions, and due to the fact that the Bank elected to outsource the proof processing function in December 1993, which resulted in significant additional expense but improved efficiency. Total other operating expenses as a percentage of total interest income decreased to 67.1% in 1994 from 84.1% in 1993.

Liquidity and Interest Rate Sensitivity

            The Company manages its liquidity position to ensure that sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Liquidity is derived from both the asset and liability sides of the balance sheet. Asset liquidity arises from the ability to convert assets to cash and self-liquidation or maturity of assets. Liquid asset balances include cash, investment securities maturing within one year, Federal funds sold and other short-term assets. Liability liquidity arises from a diversity of funding sources, as well as from the ability of the Company to attract deposits of varying maturities. If the Company were limited to one source of funding or all its deposits had the same maturity, its liquidity position would be adversely impacted.

            As of December 31, 1995, the Company had cash, unrestricted interest-bearing deposits, Federal funds sold and investment securities of approximately $41.4 million or 60.1% of total assets. As of December 31, 1995, the Company had $22.6 million in liquid assets and its liquidity ratio (i.e., liquid assets to total deposits) was 36.5%, compared to 56.2% at December 31, 1994. This decrease reflects the movement away from lower yielding securities which mature within one year to higher yielding, longer maturity securities. Except for commitments to extend credit in the amount of $6.6 million, the Company had no material unrecorded contingencies at December 31, 1995. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

            Interest-bearing deposits with financial institutions at December 31, 1995 consisted exclusively of time certificates of deposit, all of which mature within one year. The Company's available for sale securities consisted primarily of U.S. Treasury and Agency obligations, corporate bonds, and bank qualified municipal bonds, which were readily marketable. Securities totaling $1,100,000 were pledged as collateral to secure Treasury Tax and Loan deposits and public funds. The Company's loan portfolio also was relatively liquid with approximately 70.2% of the outstanding loans maturing within one year and/or sensitive to changes in interest rates.

            To cushion unanticipated fluctuations in its liquidity position, the Bank, as all member commercial banks, may borrow from the regional Federal Reserve Bank, subject to compliance with regulatory requirements. In addition, the Bank has available a Federal funds facility with one of its correspondent banks for $1 million. This facility is subject to customary terms for such arrangements. As of December 31, 1995, the Company, on an unconsolidated basis, held liquid assets of approximately $248,000. (See Note 15 for the Company's Condensed Unconsolidated Financial Statements.)

            Interest rate sensitivity management, the management of the risk associated with fluctuations in interest rates, seeks to stabilize net interest income during periods of changing interest rates. A change in interest rates may not affect all interest-earning assets (generally, loans that bear interest at floating or adjustable rates, interest-bearing deposits and Federal funds sold) and interest-bearing liabilities (generally, money market savings, interest-bearing transaction accounts and time certificates of deposit) at the same time because of differences in the terms and maturities of such assets and liabilities. The Company believes that its position with respect to interest rate fluctuations is favorable, in that substantially all of the Company's loans bear a floating rate of interest and many of its investments have short maturities.

            At December 31, 1995, the Company was in an asset sensitive position and its 90 day gap, (i.e., the difference between assets and liabilities that reprice in that period as a percentage of total assets) was (16)% and its cumulative gap was 28%. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice in the short term. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

            The Asset and Liability Maturity Repricing Schedule below sets forth the distribution of repricing opportunities for the Company's interest earning assets and liabilities, the interest sensitivity gap and the ratio of cumulative gap to total assets.

                          Interest Sensitivity Period
                                 (IN THOUSANDS)

                                                          OVER           OVER          OVER
                                                      3 MONTHS       6 MONTHS        1 YEAR
                                        3 MONTHS       THROUGH        THROUGH       THROUGH         OVER
                                         OR LESS      6 MONTHS         1 YEAR       5 YEARS      5 YEARS       TOTAL
Interest Earning Assets:
Federal funds sold                       $ 2,800      $      -       $      -       $     -      $     -     $ 2,800
Securities                                   749           601          2,172        13,972         3673      21,167
Deposits with other institutions           3,945         3,550          4,260             -            -      11,755
Loans                                     15,051         1,259            385         5,002        2,075      23,772
- --------------------------------------------------------------------------------------------------------------------

     TOTAL                               $22,545      $  5,410       $  6,817       $18,974      $ 5,748     $59,494
====================================================================================================================

Interest Bearing Liabilities:
Time Deposits:
  A) TCD'S less than $100M                $3,419      $  2,107       $  1,872       $   745      $     1     $ 8,144
  B) TCD'S $100M and over                  3,112           707          1,437           126            -       5,382
Savings                                    9,203             -              -             -            -       9,203
Money Market                               8,554             -              -             -            -       8,554
Now Accounts                               8,935             -              -             -            -       8,935
- --------------------------------------------------------------------------------------------------------------------

     TOTAL                               $33,223      $  2,814       $  3,309       $   871      $     1     $40,218
====================================================================================================================

Interest Sensitivity Gap:
  Interval                             $(10,678)        $2,596         $3,508       $18,103      $ 5,747
  Cumulative                           $(10,678)      $(8,082)       $(4,574)       $13,529      $19,276     $19,276
====================================================================================================================

Ratio of cumulative gap
  to total assets                          (16)%         (12)%           (7)%           20%          28%         28%
- --------------------------------------------------------------------------------------------------------------------

Capital Resources

            Management seeks to maintain capital adequate to support anticipated asset growth and credit risks, and to ensure that the Company is within established regulatory guidelines and industry standards. The Company is currently exempt from the Federal Reserve Board's risk-based guidelines because consolidated assets are under $150 million. However, the Bank is subject to the risk-based capital guidelines adopted by the OCC. These guidelines require the Bank to maintain a minimum ratio of total capital-to-risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. At December 31, 1995, the Bank had a total capital-to-risk-weighted assets ratio of 18.3%, with a Tier 1 capital ratio of 17.6%. The Bank's leverage ratio at December 31, 1995 was 8.4%.

            During the last two years, capital has been generated primarily through the retention of earnings. Management believes that it can meet its present regulatory capital requirements through earnings for at least the next two years.

Risk Elements

            Management believes that the California economy has continued to improve slowly in 1995, but continues to lag behind the country, particularly in unemployment rates. Southern California continues to feel the economic pressures of reductions in government defense spending, overbuilt commercial real estate, unaffordable housing and high unemployment. Many of these economic factors are the result of long-term structural adjustments resulting from major changes in many of the State's basic industries. However, the index of leading economic indicators has shown signs of improvement as well as an increase in housing starts. In addition, California's unemployment rate is expected to improve in 1996. Management anticipates that the California economy will continue to improve in 1996.

            The Company has been able to maintain a positive interest margin even with the decreases in loan yields through tight controls on operating expenses. Management believes the results reflect favorably in 1995 and will continue to focus on conservative management policies.

Effects of Inflation

            The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

            Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

            In the current interest rate environment where the Federal Reserve has actively used the discount rate as a tool to stimulate the economy, the Company recognizes the importance of maintaining adequate liquidity and effectively managing the maturity structure of the Company's interest bearing assets and liabilities.

Recent Accounting Developments

            In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Bank's year ending December 31, 1996. Based on its preliminary analysis, the Bank does not anticipate that the adoption of Statement No. 121 will have a material impact on the financial statements as of the date of adoption.

            In 1995 the FASB issued Statement No. 123, "Accounting for Stock-based Compensation." Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans such as a purchase plan. The Statement generally suggests stock- based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. The Company has not determined if it will continue to follow APB Opinion No. 25 or follow the guidance of Statement No. 123. However, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Item 14(a) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information concerning the Company's directors and executive officers is incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. See "ITEM 1. BUSINESS -- Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION.

            Information concerning executive compensation is incorporated herein by reference from the section entitled "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS -- Transactions with Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

            (a) The following documents are filed as part of this report:

                1. Financial Statements and Schedule

            Report of Independent Auditors

            Consolidated Balance Sheets as of December 31, 1995 and 1994

            Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

                2. No financial statement schedules are included in this report on the basis that they are inapplicable, are not material or the information required to be set forth therein is contained in the financial statements incorporated herein by reference.

                3.  Exhibits

                        (i)  Executive Compensation Plans and Arrangements

                        The following is a summary of the Company's executive compensation plans and arrangements which are required to be filed as exhibits to this Report on Form 10-K:

A. Amended and Restated COMBANCORP Employee Stock Savings Plan - Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15984), Exhibit 10.7.2.

B. COMBANCORP Employee Stock Ownership Plan Trust Agreement - Annual Report on Form 10-K for the year ended December 31, 1988 (Commission File No. 0-15984), Exhibit 4.6.

C. 1993 Stock Option Plan - Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-15984), Exhibit 10.9.

D. Form of Incentive Stock Option Agreement applicable to 1993 Stock Option Plan - Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0- 15984), Exhibit 10.10.

E. Form of Non-Qualified Stock Option Agreement applicable to 1993 Stock Option Plan - Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15984), Exhibit 10.11.

    (ii)   Exhibit Index

Exhibit
Number                  Description
- -------                 -----------

3.1         Articles of Incorporation (3.1)(1)
3.1.1 Certificate of Amendment of Articles of Incorporation, filed February 26, 1988 (3.1a)(3)
3.1.2 Certificate of Amendment of Articles of Incorporation, filed May 13, 1988 (3.1b)(4)
3.2         Bylaws (3.2)(1)
3.2.1       Amendment to Article V of the Bylaws, adopted February 17, 1988
            (3.2a)(3)
3.2.2 Amendments to Article II and III of the Bylaws, adopted April 18, 1990 (3.2b)(5)
3.2.3       Amendment to Article III of the Bylaws, adopted June 28, 1990
            (3.2c)(5)
4.1         Specimen Stock Certificate (4.1)(3)
10.1 Form of Indemnification Agreement entered into with each director and executive officer of the Registrant (10.1)(4)

10.2 Form of Indemnification Agreement entered into with each director and executive officer of the Bank (10.2)(4)
10.3        Reserved
10.4        Reserved
10.5        Reserved
10.6        Reserved
10.7        Reserved
10.7.1      Reserved
10.7.2      Amended and Restated COMBANCORP Employee Stock Savings Plan
10.8        COMBANCORP Employee Stock Ownership Plan Trust Agreement (4.6)(4)
10.9        1993 Stock Option Plan (10.9)(6)
10.10 Form of Incentive Stock Option Agreement applicable to 1993 Stock Option Plan (10.10)(7)
10.11 Form of Non-Qualified Stock Option Agreement applicable to 1993 Stock Option Plan (10.11)(7)
10.12 Lease between Pace Development Company and Commerce National Bank, dated November 2, 1995
21.1        Subsidiaries of the Registrant (22.1)(4)
23.1        Consent of McGladrey & Pullen, LLP
99.1 Consortium agreement dated August 26, 1994, among Commerce National Bank, Landmark Bank, the assuming Bank, the FDIC, receiver of Capital Bank, and the FDIC in its corporate capacity (99)(8)

- ---------------------------------
(Footnotes commence next page)

(1) This exhibit was previously included in the Registrant's Registration Statement on Form S- 18, Registration No. 2-89698, filed with the Commission on February 29, 1984, under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(2) This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 2-89698), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(3) This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 2-89698), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(4) This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(5) This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(6) This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(7) This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

(8) This exhibit was previously included in the Registrant's Report on Form 8-K filed September 12, 1994 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

            (b)  Reports on Form 8-K

                 The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

            (c)  Exhibits Required by Item 601 of Regulation S-K

                 See Item 14(a)(3) above.

            (d)  Additional Financial Statements

                 Not applicable.

                                   SIGNATURES

            Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMBANCORP

Date:  March 29, 1996                By:  /s/ RICHARD F. DEMERJIAN
                                          -------------------------
                                          Richard F. Demerjian
                                          Chairman of the Board, President and
                                          Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996                By: /s/ RICHARD  F. DEMERJIAN
                                         -------------------------
                                         Richard F. Demerjian
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Date:  March 29, 1996                By: /s/ ESTHER G. WILSON
                                         --------------------
                                         Esther G. Wilson
                                         Chief Financial Officer, Secretary and
                                         Director

Date:  March 29, 1996                By: /s/ ROBERT L. GLOVER
                                         --------------------
                                         Robert L. Glover
                                         Director

Date:  March 29, 1996                By: /s/ JACK MINASIAN
                                         -----------------
                                         Jack Minasian
                                         Director

Date:  March 29, 1996                By: /s/ JAMES C. OPPENHEIM
                                         ----------------------
                                         James C. Oppenheim
                                         Director

Date:  March 29, 1996                By: /s/ PHILLIP  J. PACE
                                         --------------------
                                         Phillip J. Pace
                                         Director

Date:  March 29, 1996                By: /s/ RICHARD J. STRAYER
                                         ----------------------
                                         Richard J. Strayer
                                         Director

                     [MC GLADREY & PULLEN, LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
COMBANCORP
City of Commerce, California

We have audited the accompanying consolidated balance sheets of COMBANCORP and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMBANCORP and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                            /s/ McGladrey & Pullen, LLP


Pasadena, California
January 26, 1996

COMBANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS                                                          1995          1994
- -------------------------------------------------------------------------------------

Cash and due from banks (Note 2)                            $ 5,639,763   $ 5,745,356
Federal funds sold                                            2,800,000    11,605,000
                                                            -----------   -----------

                 CASH AND CASH EQUIVALENTS (Note 1)           8,439,763    17,350,356
                                                            -----------   -----------

Interest bearing deposits in other financial institutions    11,755,000     8,102,000
                                                            -----------   -----------

Federal Reserve Bank stock (Note 4)                             120,000       120,000
                                                            -----------   -----------

Securities available for sale (Note 4)                       21,046,565    16,830,404
                                                            -----------   -----------


Loans (Notes 5 and 13)                                       23,771,964    25,809,010
Less:
      Deferred loan fees and costs                               65,731        59,280
      Unearned discount on acquired loans                        84,823       285,827
      Allowance for loan losses (Note 6)                        432,559       498,827
                                                            -----------   -----------

                 NET LOANS                                   23,188,851    24,965,076
                                                            -----------   -----------

Bank premises and equipment, net (Note 7)                     3,291,753     2,526,677
                                                            -----------   -----------

Accrued income receivable and other assets
      (Notes 3 and 9)                                           881,171       922,922
                                                            -----------   -----------


Other real estate owned                                         106,926       371,013
                                                            -----------   -----------

                                                            $68,830,029   $71,188,448
                                                            ===========   ===========


See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                                              1995            1994
- ---------------------------------------------------------------------------------------------------------
Liabilities
      Deposits (Notes 3, 8 and 13):
           Demand noninterest bearing                                          $21,805,536   $ 23,439,082
           Savings and other interest bearing accounts                          26,691,892     28,870,686
           Time                                                                 13,526,369     12,589,529
                                                                               -----------   ------------
                                                                                62,023,797     64,899,297
      Accrued interest payable and other liabilities (Note 9)                      421,322        342,524
                                                                               -----------   ------------

                 TOTAL LIABILITIES                                              62,445,119     65,241,821
                                                                               -----------   ------------


Commitments and Contingencies (Note 11)


Shareholders' Equity (Notes 4, 10, 12 and 14)
      Preferred stock, no par value, 5,000,000 shares
           authorized; no shares issued
      Common stock, no par value, 20,000,000 shares
           authorized; 565,789 issued and outstanding                            4,453,300      4,453,300
      Retained earnings                                                          1,796,650      1,609,002
      Unrealized gain (loss) on securities available for sale,
           net                                                                     134,960       (115,675)
                                                                               -----------   ------------

                 TOTAL SHAREHOLDERS' EQUITY                                      6,384,910      5,946,627
                                                                               -----------   ------------

                                                                               $68,830,029   $ 71,188,448
                                                                               ===========   ============

COMBANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995         1994         1993
- -------------------------------------------------------------------------------------
Interest income:
      Loans                                      $2,904,107   $2,750,210   $2,229,348
      Deposits in other financial institutions      610,821      334,074      299,107
      Securities                                  1,118,263      706,544      251,014
      Federal funds sold                            566,857      402,391       97,795
                                                 ----------   ----------   ----------
                                                  5,200,048    4,193,219    2,877,264
Interest expense on deposits                      1,199,411      884,421      640,741
                                                 ----------   ----------   ----------

                 Net interest income              4,000,637    3,308,798    2,236,523

Provision for loan losses (Note 6)                  649,000      292,800      651,314
                                                 ----------   ----------   ----------

                 NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES     3,351,637    3,015,998    1,585,209
                                                 ----------   ----------   ----------

Other income:
      Gross gain on sales of investment
           securities                                    --           --       62,529
      Other, principally service charges on
           deposit accounts                         609,522      619,498      496,285
                                                 ----------   ----------   ----------
                                                    609,522      619,498      558,814
                                                 ----------   ----------   ----------

Other expenses:
      Salaries and employee benefits              1,469,449    1,227,617    1,142,288
      Occupancy (Note 11)                           316,599      282,353      249,715
      Equipment                                     227,548      136,437       98,080
      Professional fees (Note 13)                   211,304      104,905      123,701
      Advertising                                    54,447       48,959       45,287
      Business promotion                             69,834       78,465       68,019
      Supplies and office                           171,246      128,203      109,406
      Insurance                                     167,583      149,961      147,842
      Data processing                               146,924      144,046      110,733
      Other                                         564,130      513,913      325,792
                                                 ----------   ----------   ----------
                                                  3,399,064    2,814,859    2,420,863
                                                 ----------   ----------   ----------


See Notes to Consolidated Financial Statements.

COMBANCORP AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995       1994        1993
- --------------------------------------------------------------------------------------
        Income (loss) before income
           taxes (benefits)                            $562,095   $820,637   $(276,840)

Provision for income taxes (benefits)
      (Note 9)                                          233,000    352,000     (87,500)
                                                       --------   --------   ---------

        Income (loss) before cumulative
           effect of a change in accounting
           principle                                    329,095    468,637    (189,340)

Cumulative effect of a change in
      accounting principle (Note 9)                        --         --       (55,582)
                                                       --------   --------   ---------

        NET INCOME (LOSS)                              $329,095   $468,637   $(133,758)
                                                       ========   ========   =========

Earnings (loss) per common share:
      Income (loss) before cumulative effect
           of a change in accounting principle         $   0.58   $   0.83   $   (0.34)

      Effect of a change in accounting
           principle on net income                         --         --          0.10
                                                       --------   --------   ---------

Earnings (loss) per common share                       $   0.58   $   0.83   $   (0.24)
                                                       ========   ========   =========

Dividends per common share                             $   0.25   $   --     $    0.09
                                                       ========   ========   =========


See Notes to Consolidated Financial Statements.

COMBANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                             Unrealized
                                                                                           Gain (Loss) on
                                                  Number of                                  Securities
                                                    Shares        Common       Retained     Available for
                                                 Outstanding      Stock        Earnings       Sale, Net        Total
- ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                          565,789    $4,453,300     $1,325,044     $    --        $5,778,344
      Cash dividend ($.09 per
           common share)                               --            --          (50,921)         --           (50,921)
      Cumulative change in
           unrealized gain on
           securities available for
           sale, net                                   --            --             --          73,160          73,160
      Net (loss)                                       --            --         (133,758)         --          (133,758)
                                                    -------    ----------    -----------     ---------     -----------

Balance, December 31, 1993                          565,789     4,453,300      1,140,365        73,160       5,666,825
      Change in unrealized (loss)
           on securities available
           for sale, net                               --            --             --        (188,835)       (188,835)
      Net income                                       --            --          468,637          --           468,637
                                                    -------    ----------    -----------     ---------     -----------

Balance, December 31, 1994                          565,789     4,453,300      1,609,002      (115,675)      5,946,627
      Cash dividend ($.25  per
           common share)                               --            --         (141,447)         --          (141,447)
      Change in unrealized
           gain on securities
           available for sale, net                     --            --             --         250,635         250,635
      Net income                                       --            --          329,095          --           329,095
                                                    -------    ----------    -----------     ---------     -----------

Balance, December 31, 1995                          565,789    $4,453,300    $ 1,796,650     $ 134,960     $ 6,384,910
                                                    =======    ==========    ===========     =========     ===========


See Notes to Consolidated Financial Statements.

COMBANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995         1994         1993
- ---------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                             $ 329,095    $ 468,637    $(133,758)
Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Cumulative effect on prior years of
           a change in accounting principle
           for computing deferred taxes         (55,582)
     Loss (gain) on sale of premises and
           equipment and other real estate
           owned                                  3,924      (24,253)      17,914
     Valuation write-down of other real
           estate owned                          20,000       48,836       30,000
     Gain on sale of securities                 (62,529)
     Provision for loan losses                  649,000      292,800      651,314
     Depreciation and amortization              247,372      136,472      136,031
     Amortization of deferred loan fees         (68,468)     (87,478)     (41,027)
     Net accretion of discount on
           securities                          (229,474)    (337,461)      (5,129)
     Accretion of unearned discount on
           acquired loans                      (169,611)    (341,311)    (181,076)
     Net increase in accrued income
           receivable and other assets          (15,209)     (65,910)    (122,318)
     Net increase (decrease) in accrued
           interest payable and other
           liabilities                          (99,655)     334,429     (101,168)
                                              ---------    ---------    ---------

           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                        666,974      424,761      132,672
                                              ---------    ---------    ---------


See Notes to Consolidated Financial Statements.

COMBANCORP AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995            1994            1993
- ----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Net increase in interest bearing
           deposits with other financial
           institutions                           $ (3,653,000)   $   (127,126)   $ (1,282,140)
      Proceeds from sales of securities
           available for sale                          462,064
      Proceeds from maturities and calls of
           securities available for sale            14,500,851      23,759,907         996,587
      Purchases of securities available for
       sale                                        (18,058,450)    (27,662,866)    (11,259,699)
      Net (increase) decrease in loans               1,219,383      (3,566,444)      1,726,455
      Purchases of premises and equipment             (956,782)     (2,013,119)       (123,188)
      Proceeds from sale of other real
           estate owned and equipment                  387,378          36,254         352,616
                                                  ------------    ------------    ------------

                 NET CASH USED IN INVESTING
                    ACTIVITIES                      (6,560,620)     (9,573,394)     (9,127,305)
                                                  ------------    ------------    ------------

Cash Flows from Financing Activities
      Net increase (decrease) in deposits           (2,875,500)     19,174,616      11,538,343
      Dividends paid                                  (141,447)        (50,921)
                                                  ------------    ------------    ------------

                 NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES             (3,016,947)     19,174,616      11,487,422
                                                  ------------    ------------    ------------

                 INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS             (8,910,593)     10,025,983       2,492,789

Cash and Cash Equivalents
      Beginning of year                             17,350,356       7,324,373       4,831,584
                                                  ------------    ------------    ------------

      End of year                                 $  8,439,763    $ 17,350,356    $  7,324,373
                                                  ============    ============    ============


See Notes to Consolidated Financial Statements.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS ACTIVITIES

COMBANCORP (the Company) is a bank holding company located in the City of Commerce, California, which provides a full range of banking services to its commercial and consumer customers through three branches located in the cities of Commerce, Montebello, and Downey, California.

The Bank grants commercial, residential and consumer loans to customers, substantially all of whom are middle market businesses or residents. The Bank's business is concentrated in the cities of Commerce, Montebello, Downey and the surrounding areas and the loan portfolio includes a significant credit exposure to the real estate industry of this area. As of December 31, 1995, real estate related loans accounted for approximately 49% of total loans.

Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally no more than 75%.

The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Bank's policy requires that collateral be obtained on substantially all loans. Such collateral is primarily first trust deeds on real estate and business assets.

A SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES UTILIZED BY THE COMPANY IS AS
FOLLOWS:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all the accounts of COMBANCORP and its wholly owned subsidiary, Commerce National Bank (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Cash flows from loans originated by the Bank, interest bearing deposits in other financial institutions and deposits are reported net.

The Bank, subject to policy guidelines, maintains amounts due from banks which, at times, may exceed federally insured limits.

SECURITIES AVAILABLE FOR SALE

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

LOANS

Loans are stated at the amount of unpaid principal, reduced by unearned discounts and fees and the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior loan loss experience.

COMBANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Office of the Comptroller of the Currency (OCC), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

INTEREST AND FEES ON LOANS

Interest on loans is recognized over the terms of the loans and is calculated using the simple-interest method on principal amounts outstanding. Interest is accrued daily on the outstanding balances. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Unearned discounts on acquired loans are amortized to income over the contractual life of the loans unless certain homogeneous loans have been grouped as a pool, in which case the discount is amortized to income over the estimated life of the loans. Management periodically reevaluates the prepayment assumptions based upon actual payment experience. Any changes in these estimates are accounted for prospectively.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the loan.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to 30 years.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO), consisting of properties acquired as a result of foreclosure of loans, are carried at the lower of the loan balance or appraised value of collateral, net of selling costs. Any write-down to estimated fair value less cost to sell at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly by management and reductions of the carrying amount to estimated fair value less estimated costs to dispose are recorded as necessary.

INTANGIBLES

The premiums paid for the deposits purchased are amortized over a period of seven years on a straight-line method. At December 31, 1995 and 1994, the unamortized balances of $215,385 and $330,998, respectively, are included in other assets in the accompanying consolidated balance sheets.

The Bank periodically reviews the value of its intangibles to determine if impairment has occurred. The Bank does not believe that an impairment of its intangibles has occurred based on an evaluation of deposit balances and operating results.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FINANCIAL INSTRUMENTS

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are computed by dividing applicable amounts by the weighted average number of shares of common stock outstanding. Stock options are considered common stock equivalents but were not included in the earnings per share computation because the effect is immaterial or antidilutive. The number of shares used in computing earnings per share was 565,789 for 1995, 1994 and 1993.

STATEMENT OF CASH FLOWS

During 1995, 1994 and 1993, the Bank paid interest and income taxes as follows:

                                       1995              1994             1993
                                    --------------------------------------------
Interest                            $1,210,204         $862,071         $636,967
Income taxes                           250,408          115,000          162,012

During the years ended December 31, 1995, 1994 and 1993, $145,921, $444,937 and
$284,725, respectively, of other real estate owned was acquired in settlement of loans.

In 1993 the Bank acquired deposit liabilities of $12,454,049 for a premium of $138,222. This transaction is reflected in the consolidated statement of cash flows in the net change in deposits.

RECLASSIFICATIONS

Certain reclassifications have been made to conform prior year financial data to current reporting policies of the Bank. Such reclassifications do not affect net income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 1995, the Company adopted FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Management uses its best judgment in estimating the fair value of the Bank's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction at December 31, 1995. The estimated fair value amounts for 1995 have been measured as of December 31, 1995 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at December 31, 1995.

This disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles, purchased.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Bank's disclosures and those of other banks may not be meaningful.

The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

CASH AND SHORT-TERM INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash and due from banks and federal funds sold approximate their fair values.

SECURITIES

Carrying amounts approximate fair values for securities available for sale.

INTEREST BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS

The carrying amount reported in the consolidated balance sheet for interest bearing deposits in other financial institutions approximates the fair value.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LOANS

For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. At December 31, 1995, variable rate loans comprised approximately 63% of the loan portfolio. Fair values for all other loans are estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

OFF-BALANCE-SHEET INSTRUMENTS

Fair values for off-balance-sheet instruments (guarantees, letters of credit and lending commitments) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

DEPOSIT LIABILITIES

Fair values disclosed for demand deposits equal their carrying amounts, which represent the amounts payable on demand. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawals of fixed rate certificates of deposit are not expected to be significant.

ACCRUED INTEREST RECEIVABLE AND PAYABLE

The fair values of both accrued interest receivable and payable approximate their carrying amounts.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO
  BE DISPOSED OF

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Bank's year ending December 31, 1996. Based on its preliminary analysis, the Bank does not anticipate that the adoption of Statement No. 121 will have a material impact on the financial statements as of the date of adoption.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In 1995 the FASB issued Statement No. 123, Accounting for Stock-based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans such as a purchase plan. The Statement generally suggests stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. The Company has not determined if it will continue to follow APB Opinion No. 25 or follow the guidance of Statement No. 123. However, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with Federal Reserve Banks. The total of those reserve balances was approximately $380,000 and $329,000 as of December 31, 1995 and 1994, respectively.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 3.  ACQUISITION OF ASSETS AND ASSUMPTION OF DEPOSITS

On August 26, 1994, the Bank, as part of a consortium with Landmark Bank, entered into an Insured Deposit Purchase and Assumption Agreement (Agreement) with the Federal Deposit Insurance Corporation (FDIC) for the purchase and assumption of certain assets and liabilities of Capital Bank. The Bank purchased $674,000 of assets consisting of cash and assumed $22,536,000 of deposit liabilities, principally insured and accrued interest, of the Downey branch for a premium of $185,000, including expenses. In addition, the Bank obtained a lease on the Downey branch facility of Capital Bank through May 1995 when an option to purchase the building for $650,000 was exercised. The Bank hired 12 former employees of Capital Bank, none of which were members of senior management, to staff the existing facility. The initial transaction is reflected in the consolidated statement of cash flows in the net change in deposits in 1994. The purchase of the building is reflected in the consolidated statement of cash flows in the purchases of premises and equipment in 1995.

The Bank purchased approximately $5,352,000 of net loans from the FDIC. The purchase of these loans is reflected in the consolidated statement of cash flows in the net increase in loans.

Because it views the Agreement previously described as one in which the Bank assumed the insured deposit liabilities of the Downey branch of Capital Bank and acquired certain of the Downey branch assets, management believes that a continuity of business is substantially lacking and, as a consequence, historical and pro forma financial information regarding this branch of Capital Bank would not be meaningful.

NOTE 4.  SECURITIES AVAILABLE FOR SALE

Effective December 31, 1993, the Bank adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Bank classified substantially all of its investment portfolio as available for sale on December 31, 1993.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 4.  SECURITIES AVAILABLE FOR SALE, CONTINUED

Securities available for sale as of December 31, 1995 and 1994 are summarized as follows:

                                                     1995
                              --------------------------------------------------
                                              GROSS      GROSS
                               AMORTIZED   UNREALIZED  UNREALIZED
                                  COST        GAINS      LOSSES      FAIR VALUE
                              --------------------------------------------------
U.S. Treasury securities      $ 7,827,599   $161,197   $       218   $ 7,988,578
U.S. Government and
      agency obligations       11,795,751     53,493         6,505    11,842,739
Other                           1,191,055     24,702           509     1,215,248
                              -----------   --------   -----------   -----------

                              $20,814,405   $239,392   $     7,232   $21,046,565
                              ===========   ========   ===========   ===========

                                                     1994
                              --------------------------------------------------
                                              GROSS      GROSS
                               AMORTIZED   UNREALIZED  UNREALIZED
                                  COST        GAINS      LOSSES      FAIR VALUE
                              --------------------------------------------------
U.S. Treasury securities      $14,170,967   $122,057   $   268,565   $14,024,459
U.S. Government and
      agency obligations        2,140,402      1,087        36,422     2,105,067
Other                             715,963         52        15,137       700,878
                              -----------   --------   -----------   -----------

                              $17,027,332   $123,196   $   320,124   $16,830,404
                              ===========   ========   ===========   ===========


Securities available for sale as of December 31, 1995 by contractual maturity are shown below.

                                                    Amortized
                                                       Cost          Fair Value
                                                   -----------------------------
Due in one year or less                            $ 3,494,342       $ 3,521,654
Due after one through five years                    13,793,414        13,972,160
Due after five through ten years                     3,474,767         3,497,029
Due after ten years                                     51,882            55,722
                                                   -----------       -----------

                                                   $20,814,405       $21,046,565
                                                   ===========       ===========

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 4.  SECURITIES AVAILABLE FOR SALE, CONTINUED

Securities available for sale with a carrying amount of $1,100,000 and $400,000 at December 31, 1995 and 1994, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

There were no realized gains or losses from the sales of securities classified as available for sale for the years ended December 31, 1995 and 1994.

Federal Reserve Bank stock is carried at cost which approximates fair value.


NOTE 5.  LOANS

Major classifications of loans at December 31 are as follows:

                                                        1995             1994
                                                    ----------------------------
Commercial                                          $10,474,719      $11,210,049
Real estate - construction                            2,338,979        2,998,619
Real estate - other                                   8,062,827        8,541,865
Real estate mortgage loans acquired                   1,216,165        1,242,636
Installment                                           1,679,274        1,815,841
                                                    -----------      -----------

                                                    $23,771,964      $25,809,010
                                                    ===========      ===========


The majority of loans have variable interest rates based on the Bank's reference rate.

On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. There was no effect on the Bank's financial statements from this change. At January 1, 1995, the Bank classified $244,000 of its loans as impaired with a specific loss reserve of $56,000.

Impairment of loans having recorded investments of $103,000 at December 31, 1995 has been recognized. The total allowance for loan losses related to these loans was $5,200 on December 31, 1995. The average recorded investment for all impaired loans during 1995 was $276,000. Interest income of $57,000 was recognized on impaired loans in 1995 using a cash-basis method of accounting during the time within that period that the loans were impaired.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 6.  ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR OTHER REAL ESTATE OWNED

Changes in the allowance for loan losses during each of the three years in the period ended December 31, 1995 are summarized as follows:

                                               1995         1994         1993
                                            -----------------------------------
Balance, beginning                          $ 498,827    $ 534,625    $ 451,827
Provision charged to operating expense        649,000      292,800      651,314
Loans charged off                            (785,250)    (333,173)    (629,986)
Recoveries on loans previously
      charged off                              69,982        4,575       61,470
                                            ---------    ---------    ---------

                                            $ 432,559    $ 498,827    $ 534,625
                                            =========    =========    =========


Changes in the reserve for other real estate owned are as follows:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                 1995         1994        1993
                                               ---------------------------------
Balance, beginning                             $ 73,924     $ 30,000     $  --
Provision charged to other real estate
      expense                                    20,000       73,924      30,000
Disposal of other real estate owned             (73,924)     (30,000)       --
                                               --------     --------     -------

Balance, ending                                $ 20,000     $ 73,924     $30,000
                                               ========     ========     =======

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 7.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation and amortization are as follows:

                                                              December 31,
                                                        ------------------------
                                                           1995          1994
                                                        ------------------------
Land                                                    $  907,143    $  417,143
Buildings                                                2,060,222     1,729,986
Building improvements                                      290,751       407,306
Furniture, fixtures and equipment                          842,202       637,590
Construction in progress                                    24,042
                                                        ----------    ----------
                                                         4,124,360     3,192,025
Less accumulated depreciation and amortization             832,607       665,348
                                                        ----------    ----------

                                                        $3,291,753    $2,526,677
                                                        ==========    ==========

NOTE 8.  DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 were $5,381,974 and $4,329,934 in 1995 and 1994, respectively. At December 31, 1995, the scheduled maturities of certificates of deposits are as follows:

Year Ending December 31,                                      Amount
- ------------------------                                   -----------
1996                                                       $12,654,400
1997                                                           672,779
1998 and thereafter                                            199,190
                                                           ------------

                                                           $13,526,369
                                                           ===========


NOTE 9.  INCOME TAXES

On January 1, 1993, the Company changed its method of accounting for income taxes as a result of the adoption of FASB Statement No. 109, Accounting for Income Taxes, with a cumulative effect of a benefit of $55,582 to 1993 net income.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 9.  INCOME TAXES, CONTINUED

The components of income tax expenses (benefits) are as follows:

                                                1995        1994         1993
                                              ----------------------------------
Currently paid or payable (refundable):
      Federal                                 $ 84,000   $ 193,000     $(35,682)
      State                                     17,000      40,000        1,600
                                              --------   ---------     --------
                                               101,000     233,000      (34,082)
                                              --------   ---------     --------

Deferred:
      Federal                                   83,000      62,000      (22,818)
      State                                     49,000      57,000      (30,600)
                                              --------   ---------     --------
                                               132,000     119,000      (53,418)
                                              --------   ---------     --------

                                              $233,000   $ 352,000     $(87,500)
                                              ========   =========     ========

The Company's income tax expenses (benefits) differed from the statutory federal rate of 35% as follows:

                                                1995         1994        1993
                                             ----------------------------------
Computed "expected" tax expenses
      (benefits)                             $ 197,000    $ 287,000    $(97,000)
State income tax expenses (benefits),
      net of federal income tax benefit         43,000       64,000     (20,000)
Other                                           (7,000)       1,000      29,500
                                             ---------    ---------    --------

                                             $ 233,000    $ 352,000    $(87,500)
                                             =========    =========    ========

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 9.  INCOME TAXES, CONTINUED

Net deferred tax assets (liabilities) consist of the following components as of December 31:

                                                              1995        1994
                                                           ---------------------

Deferred tax assets:
      Property and equipment                               $  18,000    $ 27,000
      Allowance for loan losses                               51,000     118,000
      Valuation allowance for other real estate owned          8,000      36,000
      Unrealized loss on securities available for sale           --       81,000
      State taxes                                              7,000      16,000
      Other                                                   32,000         --
                                                           ---------    --------
                                                             116,000     278,000
                                                           ---------    --------


Deferred tax liabilities:
      Accrual to cash basis                                  217,000     135,000
      Unrealized gain on securities available for sale        96,000
      Accumulated discount on loans purchased                 56,000      54,000
      Other                                                      --        5,000
                                                           ---------    --------
                                                             369,000     194,000
                                                           ---------    --------

                                                           $(253,000)   $ 84,000
                                                           =========    ========


NOTE 10.  STOCK OPTIONS

The Company's 1993 Stock Option Plan (the Plan) provides for the issuance of up to 93,501 shares of common stock. The Plan provides for the granting of nonqualified and incentive stock options to directors, officers and other key full-time salaried employees of the Company and its subsidiary. Purchase prices are based on the fair market value of the Company's stock at the time the option is granted. Options are granted for a term of ten years and are exercisable in cumulative annual increments as the Board of Directors may determine, commencing one year after date of grant. All outstanding options are exercisable at $7.00 per share. Unless terminated at an earlier date, the Plan shall terminate ten years from the effective date of March 17, 1993.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 10.  STOCK OPTIONS, CONTINUED

Other pertinent information related to the Plan is as follows:

                                                1995          1994         1993
                                               ---------------------------------

Under option, beginning of year                56,250        57,500       60,000
      Granted                                     --          5,000       57,500
      Terminated and canceled                     --         (6,250)     (60,000)
                                               ------        ------      -------

Under option, end of year                      56,250        56,250       57,500
                                               ======        ======      =======

Options exercisable, end of year               56,250        56,250       57,500
                                               ======        ======      =======

Available for grant, end of year               37,251        37,251       36,001
                                               ======        ======      =======


NOTE 11.  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENT

CONTINGENCIES

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 11.  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENT, CONTINUED

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31 is as follows:

                                                       1995              1994
                                                    ----------------------------
Commitments to extend credit                        $5,861,829        $3,330,071
Standby letters of credit                              210,000           212,000
Credit card commitments                                573,886           630,732
                                                    ----------        ----------

                                                    $6,645,715        $4,172,803
                                                    ==========        ==========


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. They are issued primarily to support real estate construction projects and other business related ventures. Collateral held varies as specified above and is required in instances which the Bank deems necessary. At December 31, 1995, all of the standby letters of credit were collateralized.

CREDIT CARD COMMITMENTS

Credit card commitments are commitments on credit cards and are unsecured.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 11.  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENT, CONTINUED

LEASES AND RELATED PARTY TRANSACTIONS

The Bank leases the Montebello branch facility from a company owned by a director of the Company under a lease agreement expiring April 1, 1998. The lease agreement requires monthly rent of $5,191 plus normal repairs and maintenance, property taxes and insurance. Future minimum annual lease payments as of December 31, 1995 are as follows:

Year Ending December 31,                                                 Amount
- ------------------------                                                --------
1996                                                                    $ 62,000
1997                                                                      62,000
1998                                                                      16,000
                                                                        --------

                                                                        $140,000
                                                                        ========

Lease expense for all operating leases was $73,000, $164,000 and $147,000 in 1995, 1994 and 1993, respectively, substantially all of which was paid to the related party.

NOTE 12.  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan, established in 1987, which covers substantially all employees. The Company accrued or paid a cash contribution of $25,000 and $50,000 in 1995 and 1994, respectively. No contribution was made for 1993. The contribution is at the discretion of the Board of Directors.

In the event terminated plan participants desire to sell their shares of the Company's stock, the Company may be required to purchase the shares from the participants at their fair market value established at the last valuation date. At December 31, 1995, the Plan owns approximately 22,571 shares of the Company's common stock, and the Company has a maximum contingent liability of $208,782 to repurchase all the shares from plan participants. The Company did not purchase any stock in 1995, 1994 or 1993.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 13.  RELATED PARTY TRANSACTIONS

Shareholders of the Company and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. As part of its normal banking activity, the Bank has extended credit to various executive officers, directors and companies in which they have an interest. Loans to related parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than normal risk of collectibility.

The approximate aggregate dollar amounts and activity of these loans were as follows:

                                                   1995                 1994
                                               ---------------------------------
Balance, beginning                             $ 1,066,000          $ 1,247,000
      Advances                                     345,000              101,000
      Repayments                                  (519,000)            (282,000)
                                               -----------          -----------

Balance, ending                                $   892,000          $ 1,066,000
                                               ===========          ===========

These persons and companies had deposits at the Bank of approximately $1,480,000 and $1,075,000 at December 31, 1995 and 1994, respectively.

During the years ended December 31, 1995, 1994 and 1993, the Company paid to a company controlled by one of the directors approximately $60,000, $60,000 and $46,000, respectively, for insurance premiums.

It is the opinion of management that such insurance premiums were no less favorable to the Company than those which could have been obtained from persons not affiliated with the Company.

NOTE 14.  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 14.  REGULATORY MATTERS, CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, the Bank meets all capital adequacy requirements to which it is subject.

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency, exceed its net income (as defined) for that year combined with its retained net income for the preceding two years.

The Bank's actual capital amounts and ratios as of December 31, 1995 and 1994 are presented in the following table:


                                                                                        For Capital
                                               Actual                                Adequacy Purposes
                                        ------------------                 ---------------------------------
                                         Amount      Ratio                   Amount                    Ratio
- ---------------------------------------------------------------------------------------------------------------------------
As of December 31, 1995:
    Total capital (to risk-weighted
        assets)                         $6,196,282   18.3%  greater than   $2,633,996   greater than    8.0%   greater than
                                                             or equal to                 or equal to            or equal to
    Tier I capital (to risk-weighted
        assets)                          5,786,720   17.6   greater than    1,316,998   greater than    4.0    greater than
                                                             or equal to                 or equal to            or equal to
    Tier I capital (to average assets)   5,786,720    8.4   greater than    2,753,319   greater than    4.0    greater than
                                                             or equal to                 or equal to            or equal to
As of December 31, 1994:
    Total capital (to risk-weighted
        assets)                          5,868,020   17.9   greater than    2,621,893   greater than    8.0    greater than
                                                             or equal to                 or equal to            or equal to
    Tier I capital (to risk-weighted
        assets)                          5,458,350   16.7   greater than    1,310,964   greater than    4.0    greater than
                                                             or equal to                 or equal to            or equal to
    Tier I capital (to average assets)   5,458,350    7.7   greater than    2,847,538   greater than    4.0    greater than
                                                             or equal to                 or equal to            or equal to

                                                To be Well Capitalized
                                                Under Prompt Corrective
                                                   Action Provisions
                                           -------------------------------
                                            Amount                   Ratio
- --------------------------------------------------------------------------
As of December 31, 1995:
    Total capital (to risk-weighted
        assets)                            3,292,495   greater than   10.0%
                                                        or equal to
    Tier I capital (to risk-weighted
        assets)                            1,975,497   greater than    6.0
                                                        or equal to
    Tier I capital (to average assets)     3,441,649   greater than    5.0
                                                        or equal to
As of December 31, 1994:
    Total capital (to risk-weighted
        assets)                            3,277,366   greater than   10.0
                                                        or equal to
    Tier I capital (to risk-weighted
        assets)                            1,966,419   greater than    6.0
                                                        or equal to
    Tier I capital (to average assets)     3,559,422   greater than    5.0
                                                        or equal to


Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of the Bank's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 15.  PARENT COMPANY ONLY FINANCIAL INFORMATION

The following are condensed unconsolidated financial statements of COMBANCORP:

CONDENSED BALANCE SHEETS

                                                              December 31,
                                                       ------------------------
ASSETS                                                    1995          1994
                                                       ------------------------
Cash and due from banks                                $  247,844   $   272,956
Investment in Commerce National Bank                    6,137,066     5,673,671
                                                       ----------   -----------

                 TOTAL ASSETS                          $6,384,910   $ 5,946,627
                                                       ==========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity:
 Common stock                                          $4,453,300   $ 4,453,300
 Retained earnings                                      1,796,650     1,609,002
 Unrealized gain (loss) on securities available
   for sale, net                                          134,960      (115,675)
                                                       ----------   -----------

   TOTAL SHAREHOLDERS' EQUITY                           6,384,910     5,946,627
                                                       ----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,384,910   $ 5,946,627
                                                       ==========   ===========


CONDENSED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                            -----------------------------------
                                               1995         1994         1993
                                            -----------------------------------
Equity in earnings (loss) of subsidiary     $ 354,759    $ 496,192    $(143,149)
Other income                                    7,365        6,893       57,892
Other expense                                 (33,029)     (34,448)     (48,501)
                                            ---------    ---------    ---------

                 NET INCOME (LOSS)          $ 329,095    $ 468,637    $(133,758)
                                            =========    =========    =========

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 15.  PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED

CONDENSED STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                   -----------------------------------
                                                      1995         1994         1993
                                                   -----------------------------------
Cash Flows from Operating Activities
      Net income (loss)                            $ 329,095    $ 468,637    $(133,758)
      Adjustments to reconcile net income
           (loss) to net cash provided by (used
           in) operating activities:
           Equity in (income) loss of subsidiary    (354,759)    (496,192)     143,149
                                                   ---------    ---------    ---------

                 NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES             (25,664)     (27,555)       9,391
                                                   ---------    ---------    ---------

Cash Flows from Investing Activities
      Interest bearing deposits in banks                 --           --        99,000
      Dividends received from subsidiary             141,999          --           --
                                                   ---------    ---------    ---------

                 NET CASH PROVIDED BY
                    INVESTING ACTIVITIES             141,999          --        99,000
                                                   ---------    ---------    ---------

                 NET CASH (USED IN) FINANCING
                     ACTIVITIES - DIVIDENDS PAID    (141,447)         --       (50,921)
                                                   ---------    ---------    ---------

                 NET INCREASE (DECREASE) IN CASH
                    AND DUE FROM BANK                (25,112)     (27,555)      57,470

Cash and Due from Bank
      Beginning of year                              272,956      300,511      243,041
                                                   ---------    ---------    ---------

      End of year                                  $ 247,844    $ 272,956    $ 300,511
                                                   =========    =========    =========

COMBANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Bank's financial instruments are as follows:

                                                                      December 31, 1995
                                                                  -------------------------
                                                                    Carrying
                                                                     Amount     Fair Value
                                                                  -------------------------
Financial assets:
      Cash and short-term investments                             $ 8,439,763   $ 8,439,763
      Interest bearing deposits in other financial institutions    11,755,000    11,785,000
    Federal Reserve Bank stock                                        120,000       120,000
      Securities available for sale                                21,046,565    21,046,565
      Loans, net                                                   23,188,851    22,598,606
      Accrued interest receivable                                     526,998       526,998

Financial liabilities:
      Deposits                                                     62,023,797    61,965,572
      Accrued interest payable                                         71,469        71,469

FAIR VALUE OF COMMITMENTS

The estimated fair value of fee income on letters of credit at December 31, 1995 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1995.

                                 EXHIBIT INDEX

                                                                                                           Page Number
Exhibit                                                                                                  in Sequential
 Number             Description                                                                         Numbering System
- -------             -----------                                                                         ----------------
3.1             Articles of Incorporation(3.1)(1)
3.1.1           Certificate of Amendment of Articles of Incorporation, filed
                February 26, 1988 (3.1a)(3)
3.1.2           Certificate of Amendment of Articles of Incorporation, filed May 13,
                1988 (3.1b)(4)
3.2             Bylaws (3.2)(1)
3.2.1           Amendment to Article V of the Bylaws, adopted February 17, 1988 (3.2a)(3)
3.2.2           Amendments to Article II and III of the Bylaws, adopted April 18, 1990 (3.2b)(5)
3.2.3           Amendment to Article III of the Bylaws, adopted June 28, 1990 (3.2c)(5)
4.1             Specimen Stock Certificate (4.1)(3)
10.1            Form of Indemnification Agreement entered into with each director and executive officer of the Registrant (10.1)(4)
10.2            Form of Indemnification Agreement entered into with each director and executive officer of the Bank (10.2)(4)
10.3            Reserved
10.4            Reserved
10.5            Reserved
10.6            Reserved
10.7            Reserved
10.7.1          Reserved
10.7.2          Amended and Restated COMBANCORP Employee Stock Savings Plan
10.8            COMBANCORP Employee Stock Ownership Plan Trust Agreement (4.6)(4)
10.9            1993 Stock Option Plan (10.9)(6)
10.10           Form of Incentive Stock Option Agreement applicable to 1993 Stock Option Plan
                (10.10)(7)
10.11           Form of Non-Qualified Stock Option Agreement applicable to 1993 Stock Option
                Plan (10.11)(7)
10.12           Lease between Pace Development Company and Commerce National Bank, dated November 2, 1995
21.1            Subsidiaries of the Registrant (22.1)(4)
23.1            Consent of McGladrey & Pullen, LLP
99.1            Consortium agreement dated August 26, 1994, among Commerce
                National Bank, Landmark Bank, the assuming Bank, the FDIC, receiver of Capital Bank, and the FDIC in its corporate capacity (99)(8)



- ---------------
(Footnotes commence next page)

1 This exhibit was previously included in the Registrant's Registration Statement on Form S-18, Registration No. 2-89698, filed with the Commission on February 29, 1984, under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

2 This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 2-89698), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

3 This exhibit was previously included in the Registrant's Annual Report on From 10-K for the year ended December 31, 1987 (Commission File No. 2-89698), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

4 This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

5 This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

6 This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

7 This exhibit was previously included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.

8 This exhibit was previously included in the Registrant's Report on Form 8-K filed September 12, 1994 (Commission File No. 0-15984), under the Exhibit number indicated in parentheses, and is incorporated herein by reference.