Form 10-K405/A
period 1995-12-31
COMBANCORP
filed 1996-04-29
CIK 741316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-15984
- -------------------------------------------       ------------------------------



                                   COMBANCORP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 CALIFORNIA                                95-3737171
- --------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)


6001 E. WASHINGTON BLVD., CITY OF COMMERCE, CA               90040
- --------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (213) 724-8800
- --------------------------------------------------------------------------------


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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY AMENDMENT TO THIS FORM 10-K. [X]

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following is a summary of certain information regarding the directors and executive officers of the Company.

                                        Director
       Director                Age       Since                       Principal Occupation
       --------                ---      -------                      --------------------
Richard F. Demerjian           60        1982        Mr. Demerjian has been Chairman of the Board of the
                                                     Company and the Bank, and Chief Executive Officer
                                                     of the Company since their respective organization,
                                                     and President and Chief Executive Officer of the
                                                     Bank since June 1, 1987. From May 1984 to January
                                                     1987, he also was Chairman of the Board and Chief
                                                     Executive Officer of Heath & Company, a national
                                                     electrical sign manufacturer.  Prior thereto, Mr.
                                                     Demerjian was President and sole shareholder of
                                                     Luminart Neon Company, Inc.  He is a member of the
                                                     Rotary Club of Montebello, past Chairman of the
                                                     Board of the Montebello Chamber of Commerce and
                                                     currently serves on the Board of Directors of the
                                                     Beverly Community Hospital Association and
                                                     Montebello Community Health Services, Inc.

Robert L. Glover               55        1994        Mr. Glover has been President, director and a
                                                     principal shareholder of Alea, Inc., d/b/a
                                                     Bettermade Plastics, a plastics and other
                                                     disposable products master distributor in Los
                                                     Angeles, California since 1974.  Mr. Glover holds a
                                                     Bachelor of Arts degree from Columbia College of
                                                     Chicago, Los Angeles, California.

Jack Minasian                  68        1982        Mr. Minasian has been principal shareholder of
                                                     Metropolitan Waste Disposal Company, Inc.,
                                                     Montebello, California, since 1953, and is
                                                     currently Chairman of the Board.

James C. Oppenheim             50        1982        Mr. Oppenheim has been President and sole
                                                     shareholder of Oppenheim Insurance Agency, Inc.,
                                                     Sylmar, California, since 1970.  He is also Chief
                                                     Executive Officer of Compensation Control, Inc.,
                                                     COMTRAC, Inc., ICH, Inc., and GOP Investments, Inc.
                                                     Mr. Oppenheim attended Pierce College and Los
                                                     Angeles Valley College.  He is a member of the
                                                     Professional Insurance Agents.

Phillip J. Pace                60        1989        Mr. Pace has been President and owner of Pace
                                                     Development Company, a real estate management
                                                     company, since 1965, and is also currently Chairman
                                                     of the Board, President and principal shareholder
                                                     of Pace Land & Development Company, Inc., a general
                                                     contractor in Montebello, California.  He holds an
                                                     Associates of Arts degree from East Los Angeles
                                                     College, Los Angeles, California.  Mr. Pace is a
                                                     member of the Rotary Club and a past Chairman of
                                                     the Board of the Montebello Chamber of Commerce.
                                                     He was also founder and director of Golden Security
                                                     Thrift & Loan Association, Alhambra, California,
                                                     and was elected to three terms as Treasurer of the
                                                     City of Montebello.

Richard J. Strayer             47        1992        Mr. Strayer is President and sole shareholder of
                                                     Strayer & Associates, Inc., a bookkeeping service
                                                     located in Downey, California.  Mr. Strayer has
                                                     held this position since 1972.  Mr. Strayer is a
                                                     member and past President of the Bell-Maywood
                                                     Toastmaster Club, the San Gabriel Chapter Inland
                                                     Society of Tax Consultants and is a member of the
                                                     National Society of Public Accountants and the
                                                     National Association of Enrolled Agents.

Esther G. Wilson               58        1986        Ms. Wilson has been Chief Financial Officer of the
                                                     Company since May 1985, Secretary of the Company
                                                     since 1991, and Senior Vice President and Cashier
                                                     of the Bank since October 1982.  She also has
                                                     served as Secretary of the Bank since 1986.  Prior
                                                     to joining the Bank, Ms. Wilson was employed by
                                                     Lloyds Bank California for over 23 years, serving
                                                     from 1973 to 1982 as Vice President and Regional
                                                     Operations Supervisor.  Ms. Wilson holds a Graduate
                                                     Certificate from the Colorado School of Banking at
                                                     the University of Colorado.


         In addition to the above individuals, the following person is considered an executive officer of the Company:

Hugh Waddell                   56                   Mr. Waddell joined Commerce National Bank on May 25,
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

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table
- --------------------------

         No executive officer of the Company earned cash compensation during the year ended December 31, 1995, except in his or her capacity as an executive officer of the Bank, and except for director's fees paid by the Bank to its Board of Directors. The following table sets forth a comprehensive overview of the compensation of the Company's Executive Officers during 1995 and comparative data for the previous two fiscal years. The Named Executive Officers of the Company received salary and bonus in excess of $100,000 during 1995.

                                                                                          Long Term
                                                          Annual Compensation            Compensation
                                                        -----------------------          ------------
              Name and                                  Salary            Bonus            Options
        Principal Positions               Year             $                $                 #
        -------------------               ----          -------          ------          ------------
Richard F. Demerjian                      1995          151,505          20,000               -
   Chairman, Chief Executive              1994          127,692          25,000               -
   Officer and President of the           1993          127,692           2,456            18,750
   Company and the Bank

Esther G. Wilson                          1995           98,817          12,000               -
   Chief Financial Officer of the         1994           81,005          15,000               -
   Company, and Senior Vice               1993           81,005           1,558            12,750
   President, Cashier and
   Secretary of the Bank


Aggregated Option Exercises and Year-End Option Value Table
- -----------------------------------------------------------

         The following table sets forth the number and value of options held by the Named Executive Officers at December 31, 1995. No stock options or stock appreciation rights were exercised by the Executive Officers during 1995.

                                                                               Value of Unexercised
                                            Number of Unexercised              In-the-Money Options
                                             Options at Year-End                  at Year-End(1)
                                           -------------------------         -------------------------
        Name                               Exercisable/Unexercisable         Exercisable/Unexercisable
        ----                               -------------------------         -------------------------
Richard F. Demerjian                              18,750 / 0                       $42,188 / $0
Esther G. Wilson                                  12,750 / 0                       $28,688 / $0

- -------------

(1)   $9.25 per share at December 31, 1995

Compensation of Directors
- -------------------------

         Directors of the Company do not receive director's fees for attendance at Company Board meetings. However, each non-employee director of the Company who also served on the Board of Directors of the Bank during 1995 received director's fees of $750 from the Bank per regular Board meeting attended. Each non-employee director of the Bank received an additional fee of $250 for each month of service on the various Bank Committees when meetings were held other than at the regularly scheduled board meeting. No other agreements or arrangements exist with respect to compensation for services as a director of the Bank. Pursuant to the foregoing arrangements, the Bank paid $44,500 in aggregate compensation to directors during 1995.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners
- -----------------------------------------------

         Management knows of no person who, as of March 31, 1996, beneficially owned in excess of five percent (5%) of the outstanding Common Stock of the Company, except for the persons who, as of such date, beneficially owned in excess of five percent (5%) of the Company's Common Stock identified elsewhere herein (see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Security Ownership of Management") and the persons identified in the following table:


                                             Common Stock Beneficially Owned
                                                   as of March 31, 1996
                                             -------------------------------
                                             Number of Shares       Percent
                                             ----------------       -------
Adelle N. Soffa(1)                                45,936              8.1%
Edith Sugden(2)                                   44,503              7.9%

- ---------------
(1) The business address of Mrs. Soffa is 5901 Corvette Street, City of Commerce, California 90040.

(2) Mrs. Sugden's business address is 6832 Foster Bridge Road, Bell Gardens, California 90201.

Security Ownership of Management
- --------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1996 by each director of the Company, and by all directors and executive officers(1) of the Company as a group.


                                               Common Stock Beneficially Owned
                                                    as of March 31, 1996
                                               -------------------------------
                                                  Number of
                                                   Shares             Percent
                                                 ----------           -------

Richard F. Demerjian                               60,522(2)           10.4%
Robert L. Glover                                   43,175(3)            7.6%
Jack Minasian                                      21,500(3)            3.8%
James C. Oppenheim                                 22,291(4)            3.9%
Phillip J. Pace                                    48,546(3)            8.5%
Richard J. Strayer                                  8,850(3)            1.6%
Esther G. Wilson                                   15,655(5)            2.7%
All directors and executive
  officers as a group (8 persons
  including those listed above)                   220,539(6)           35.5%

- ------------------------

(1) As used herein, the term "executive officer" means the Chairman/Chief Executive Officer and Senior Vice President/Chief Financial Officer of the Company, and the Senior Vice President/Senior Credit Officer of the Bank.

(2) Includes 625 shares owned by Mr. Demerjian's wife, 4,519 shares allocated to Mr. Demerjian's account and held in trust under the Company's Employee Stock Ownership Plan (the "ESOP") and 18,750 shares which may be acquired within 60 days through the exercise of outstanding options. Mr. Demerjian disclaims any beneficial interest in the shares owned by his wife. Mr. Demerjian's business address is the same as that of the Company.

(3) Includes 5,000 shares which may be acquired within 60 days through the exercise of outstanding options.

(4) Includes 125 shares owned by Oppenheim Insurance Agency, Inc., of which Mr. Oppenheim is President, director and principal shareholder, and 5,000 shares which may be acquired within 60 days through the exercise of outstanding options.

(5) Includes 3,030 shares allocated to Ms. Wilson's account and held in trust under the ESOP, and 12,500 shares which may be acquired within 60 days through the exercise of outstanding options.

(6) Includes an aggregate of 7,549 shares held in trust under the ESOP and 56,250 shares which may be acquired within 60 days through the exercise of outstanding options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain officers and directors of the Company, and their affiliates, borrowed funds from the Bank during 1995. All the loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1995, loans to officers and directors totaled approximately $892,000.

         The Bank leases the Montebello branch facility from a company owned by Phillip J. Pace, a director of the Company, at a monthly rate of $5,190 plus normal repairs and maintenance, property taxes and insurance. Lease expense for all operating leases was $73,000 in 1995, substantially all of which was paid to the related party.

         During the year ended December 31, 1995, the Company paid to a company controlled by James C. Oppenheim, a director of the Company, approximately $60,000 for insurance premiums.

         It is the opinion of management of the Company that such transactions were no less favorable to the Company than those which could have been obtained from persons not affiliated with the Company.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 COMBANCORP



Date:  April 26, 1996

                                                 By:  /s/ ESTHER G. WILSON
                                                      -------------------------
                                                          Esther G. Wilson
                                                      Chief Financial Officer