Form 10-Q
period 1996-03-31
COMBANCORP
filed 1996-05-13
CIK 741316

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM  10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the
- ------   Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
- ------   Exchange Act of 1934

         For the transition period from            to
                                        ----------    ---------

Commission file number:     0-15984
                        ---------------



                                   COMBANCORP
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   California                                95-3737171
- ------------------------------------------------       ----------------------
         (State or other jurisdiction of                    (IRS Employer
          incorporation or organization)               Identification Number)


 6001 E. Washington Blvd., City of Commerce, CA                 90040
- ------------------------------------------------       ----------------------
    (Address of Principal executive offices)                  (Zip Code)


                                 (213) 724-8800
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X        No
                               --------         ----------

         As of March 31, 1996, there were 565,789 outstanding shares of the issuer's Common Stock, no par value.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                March 31, 1996              December 31, 1995
                                                                --------------              -----------------
                         ASSETS

Cash and due from banks - demand                                 $ 5,010,455                   $ 5,639,763
Federal funds sold                                                 1,700,000                     2,800,000
                                                                 -----------                   -----------
       Cash and cash equivalents                                   6,710,455                     8,439,763

Interest-bearing deposits with
  financial institutions                                           9,690,000                    11,755,000
Investment in Federal Reserve Bank Stock                             120,000                       120,000
Securities available for sale                                     25,038,203                    21,046,565
Loans                                                             23,726,665                    23,771,964
  Less:
   Deferred loan fees and costs                                       64,752                        65,731
   Unearned discount on acquired loans                                71,377                        84,823
   Reserve for possible loan losses                                  402,433                       432,559
                                                                 -----------                   -----------
       Net loans                                                  23,188,103                    23,188,851

Premises and equipment, net                                        3,230,626                     3,291,753
Other real estate owned                                              106,926                       106,926
Accrued interest receivable and
  other assets                                                       885,304                       881,171
                                                                 -----------                    ----------
Total assets                                                     $68,969,617                   $68,830,029
                                                                 ===========                   ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand non-interest bearing                                    $22,901,300                   $21,805,536
  Savings and other interest
    bearing accounts                                              25,684,349                    26,691,892
  Time, $100,000 and over                                          5,407,403                     5,381,974
  Other time                                                       8,530,990                     8,144,395
                                                                 -----------                   -----------
       Total deposits                                             62,524,042                    62,023,797
Accrued interest payable and
  other liabilities                                                  223,948                       421,322
                                                                 -----------                   -----------
       Total liabilities                                          62,747,990                    62,445,119
                                                                 -----------                   -----------
Shareholders' equity:
  Common stock                                                     4,453,300                     4,453,300
  Retained earnings                                                1,880,513                     1,796,650
  Unrealized gain on securities
    available for sale, net                                         (112,186)                      134,960
                                                                 -----------                   -----------
       Total shareholders' equity                                  6,221,627                     6,384,910
                                                                 -----------                   -----------
Total liabilities and shareholders' equity                       $68,969,617                   $68,830,029
                                                                 ===========                   ===========


          See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                                      Three months ended March 31,
                                                                     -----------------------------
                                                                         1996              1995
                                                                     ----------         ----------
Interest income:
   Interest on loans                                                 $  650,258         $  791,817
   Interest on deposits with financial
      institutions                                                      167,092            123,172
   Interest on securities                                               352,429            255,150
   Interest on Federal funds sold                                        40,732            156,820
                                                                     ----------         ----------
   Total interest income                                              1,210,511          1,326,959


Interest expense on deposits                                            305,080            280,460
                                                                     ----------         ----------
   Net interest income                                                  905,431          1,046,499

Provision for loan losses                                              (130,000)           (30,000)
                                                                     ----------         ----------
   Net interest income after provision
     for loan losses                                                    775,431          1,016,499
                                                                     ----------         ----------
Other income:
   Gain on call of securities                                             3,317                  -
   Service charges and other income                                     147,632            177,311
                                                                     ----------         ----------
        Total other income                                              150,949            177,311
                                                                     ----------         ----------

Other operating expenses:

   Salaries and employee benefits                                       375,891            400,434
   Occupancy                                                             65,697             99,809
   Equipment                                                             53,839             39,084
   Professional fees                                                     82,818             46,831
   Advertising                                                            5,815             19,005
   Business promotion                                                    16,948             14,906
   Stationery and supplies                                               40,629             35,906
   Data processing                                                       40,741             40,389
   Other                                                                 99,739            205,710
                                                                     ----------         ----------
        Total other operating expenses                                  782,117            902,074
                                                                     ----------         ----------

Income before income taxes                                              144,263            291,736
Provision for income taxes                                               60,400            121,100
                                                                     ----------         ----------

Net income                                                           $   83,863         $  170,636
                                                                     ==========         ==========
Per share:
   Net income                                                        $     0.15         $     0.30
                                                                     ==========         ==========
   Dividends                                                         $        -         $     0.25
                                                                     ==========         ==========




          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                             Period ended March 31,
                                                                        -------------------------------
                                                                           1996                1995
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $    83,863         $   170,637
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on call of securities                                             (3,317)                  -
      Provision for loan losses                                             130,000              30,000
      Depreciation and amortization                                          78,651              51,718
      Amortization of deferred loan fees                                    (14,855)            (20,563)
      Net accretion of discount on securities                               (14,502)            (93,015)
      Accretion of unearned discount on acquired loans                      (13,446)            (53,866)
      Net (increase) decrease in accrued income
         receivable and other assets                                        (18,373)             40,320
      Increase in taxes payable                                              60,400              32,445
      Net increase (decrease) in accrued interest
         payable and other liabilities                                      (79,821)             35,359
                                                                        -----------         -----------
        Net cash provided by operating activities                           208,600             193,035
                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in interest bearing
         deposits with other financial institutions                       2,065,000            (597,000)
      Proceeds from maturities and calls of
         securities available for sale                                    3,600,106             200,400
      Purchases of securities available for sale                         (7,999,024)         (1,444,768)
      Net (increase) decrease in loans                                     (100,951)          1,081,282
      Purchases of premises and equipment                                    (3,284)            (29,980)
                                                                        -----------         -----------
         Net cash used in investing activities                           (2,438,153)           (790,066)
                                                                        -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                   500,245          (1,098,303)
      Dividends paid                                                              -            (141,447)
                                                                        -----------         -----------
        Net cash provided by (used in) financing activities                 500,245          (1,239,750)
                                                                        -----------         -----------
        Decrease in cash and cash equivalents                            (1,729,308)         (1,836,781)

CASH AND CASH EQUIVALENTS
      Beginning of year                                                   8,439,763          17,350,356
                                                                        -----------         -----------
      End of period                                                     $ 6,710,455         $15,513,575
                                                                        ===========         ===========


          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                 (unaudited)


Note 1.          Basis of Presentation
                 ---------------------

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

         In management's opinion, the accompanying financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary to a fair statement of the results for the interim periods presented. The results for the interim period ended March 31, 1996, are not necessarily indicative of the results which will be reported for the entire year.


Note 2.          Income Per Share
                 ----------------

         Income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock equivalents, except when their effect would be antidilutive or immaterial. The weighted average number of shares used to compute income per share was 565,789 for each period presented.


Note 3.          Availability of Funds From Bank
                 -------------------------------

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

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
- -------------------

         The Company's consolidated balance sheet at March 31, 1996 reflected a modest increase of .2% in total assets and .8% in deposits from December 31, 1995. As a result of continued slow loan demand, the Bank experienced a decrease of .2% in gross loans during this period.

         The components of the changes in loans are as follows:


                                                          Increase (Decrease)
                                                         over December 31, 1995
                                                         ----------------------
    Commercial loans                                              0.0%
    Real estate - construction                                    8.9%
    Real estate - primarily loans for
      acquisition or improvement of
      owner occupied offices and
      industrial property                                        (3.1%)
    Real estate - mortgage loans acquired                        (0.5%)
    Installment loans                                             0.3%

         The loan to deposit ratio at March 31, 1996 was 37.9%, compared to 38.3% at December 31, 1995. Non-performing loans (i.e., those past due 90 days and/or on non-accrual) at March 31, 1996 amounted to approximately $284,300 as compared to approximately $269,700 at December 31, 1995, a 5.4% increase. Impairment of loans having recorded investments of approximately $103,000 at March 31, 1996 has been recognized. The total allowance for loan losses related to this loan was $5,200 on March 31, 1996. The average recorded investment for all impaired loans during the first quarter of 1996 was $103,000. No interest income was recognized on this loan during this period.


=====================================================================================
                                                                        Loans on
                                      Loans past due over 90           non-accrual
March 31, 1996                       days and still accruing             status
- -------------------------------------------------------------------------------------
Commercial                                  $  1,916                    $      -

Real Estate:
     Construction                                  -                           -
     Other                                         -                     102,575
Mortgage loans acquired                      144,266                           -
Consumer/Installment                          35,497                           -
- -------------------------------------------------------------------------------------

     Total                                  $181,679                    $102,575
=====================================================================================

         Non-performing loans at March 31, 1996 consisted of the following:

- --      A loan on non-accrual status in the amount of $102,575 which is secured by a first trust deed on commercial property. The Bank has filed for a relief from "stay" with the Bankruptcy courts so that it can proceed with the sale of the property.

- --      A mortgage loan on a secured single family dwelling  loan in the amount of $144,266, on which the Bank has not received a payment since January 5, 1996. A demand was sent to the borrower, who has not responded, and a notice of default is to be filed In April. This loan has been habitually past due.

- --      A loan in the amount of $29,531 secured by a second trust deed on a single family residence. It appears that this loan will be a probable loss.

- --      The balance of the non-performing loans totals $7,881, all of which are still accruing interest, consists of one commercial loan, two credit card loans, and a reserve line of credit.

         Other Real Estate Owned ("OREO") at March 31, 1996 remained at $106,926 as compared to December 31, 1995. Management believes that it has adequately reserved for those loans representing an above normal degree of risk.

====================================================================================================
ASSET QUALITY RATIOS:                                           March 31, 1996     December 31, 1995
- ----------------------------------------------------------------------------------------------------
Non-performing loans to gross loans                                  1.2%                  1.1%
Non-performing loans and OREO to total assets                        0.6%                  0.5%
====================================================================================================

         The allowance and provision for loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio. The level and rate of additions to the allowance for loan losses are based on a continuing analysis of the loan portfolio and at March 31, 1996, reflected an amount which in management's judgment was adequate for known and inherent losses. In evaluating the adequacy of the allowance, management gives consideration to economic prospects and net worth of the individual borrowers and guarantors, collateral evaluation, the nature and amount of loans subject to adverse classification, the total size and mix of the loan portfolio and such other factors that deserve recognition. The allowance for loan losses aggregated $402,433 at March 31, 1996, or 1.7% of outstanding loans, as compared to $432,559, or 1.8% of outstanding loans at December 31, 1995. During the same period, the allowance for loan losses as a percentage of non-performing loans was 141.6% and 160.4%, respectively.

         Funds not required for lending activities at March 31, 1996 were invested in U. S. treasury and agency securities, investment grade corporate notes, municipal bonds, interest-bearing deposits with other financial institutions and Federal funds sold. At March 31, 1996, Federal funds sold and interest bearing deposits with financial institutions decreased by approximately $1.1 million and $2.1 million, respectively, when compared to December 31, 1995, while securities available for sale increased by approximately $4.0 million during the same period. Maturing securities have been reinvested in the higher yielding callable U.S. treasury and agency securities maturing between 1 year and 10 years to protect against loss of income due to interest rate risk. The net unrealized gain or loss on securities available for sale, net of deferred taxes, included in shareholders' equity decreased from an unrealized gain of $134,960 at December 31, 1995 to an unrealized loss of $112,186 at March 31, 1996, reflecting the decrease in market value due to the increase in yields in the market during the first quarter of 1996.

Results of Operations
- ---------------------
         Net income for the quarter ended March 31, 1996 was $83,863, or $.15 per share, compared to $270,636, or $.30 per share, for the quarter ended March 31, 1995.

         Net interest income for the quarter ended March 31, 1996 decreased approximately 13.5% over the comparable period in 1995 primarily due to the decrease in yield on average interest bearing assets from 8.7% during the first quarter of 1995 to 8.1% during the first quarter of 1996 as well as the 2.0% decrease in average interest earning assets. Interest expense increased approximately 8.8% over the comparable period in 1995 due to the increase in cost of funds from 2.8% in 1995 to 3.1% in 1996 which was somewhat offset by the 3.2% decrease in average interest-bearing liabilities. The annualized net interest margin on average earning assets decreased to 6.0% during the first quarter of 1996, compared to 6.8% during the comparable period in 1995.

         The provision for loan loss expense increased $100,000, or 333.3% during the first quarter 1996, compared to the comparable period in 1995, which primarily reflects management's recognition and charge off of certain credits that arose in the first quarter of 1996 and management's assessment of the potential risks in the loan portfolio.

         Other income decreased approximately $26,000, or 14.9% during the first quarter of 1996 as compared to the same period in 1995. No individual component is primarily responsible. Other operating expenses decreased approximately $120,000, or 13.3% during the first quarter of 1996 over the comparable period of 1995. Occupancy expense decreased $34,112, or 34.2% due to the fact that the Bank exercised its option to purchase the Downey Branch facility from the Federal Deposit Insurance Corporation (FDIC) and was able to significantly decrease the monthly expense on the lease by substituting it with an asset which will be depreciated over the life of that asset. Professional expenses increased $35,987, or 76.8%, due to the utilization of a marketing consultant to train the Bank's employees on the various products and a sales consultant to train the employees on how to sell those products. Other expenses decreased $105,972, or 51.5% due primarily to the decrease of $91,868, or 99.5%, in FDIC fees. Total other operating expenses as a percentage of total interest income decreased from 68.0% during the first quarter of 1995 to 64.6% during the first quarter of 1996.


Liquidity and Interest Rate Sensitivity
- ---------------------------------------

         At March 31, 1996, total earning assets were $60.3 million, or 87.4% of total assets. The Company's liquid assets were approximately $19 million and consisted of cash and due from banks, interest-bearing deposits with financial institutions, unpledged securities maturing within one year and Federal funds sold. The liquidity ratio (i.e., liquid assets to total deposits) was 30.4% compared to 55.2% at December 31, 1995. This reflects the longer term securities in the Bank's available-for-sale portfolio as well as the $1.4 million in pledged securities. The Bank has outstanding commitments to lend in the amount of approximately $8.2 million at March 31, 1996 compared to $6.6 million at December 31, 1995. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company has no other material unrecorded commitments for funds.

         Interest-bearing deposits with financial institutions at March 31, 1996 consisted exclusively of time certificates of deposit, all of which mature within one year. The Company's securities available for sale consisted primarily of U.S. treasury and agency obligations, corporate bonds, and bank qualified municipal bonds, which were readily marketable. At March 31, 1996, the book value of these securities exceeded their market value by approximately $193,000. Securities totaling $1,400,000 were pledged to secure Treasury Tax and Loan deposits and public funds. The Company's loan portfolio was also relatively liquid with approximately 69% of the outstanding loans maturing within one year or sensitive to changes in interest rates.

         The Company believes that its position with respect to interest rate fluctuations is favorable, in that the majority of the Company's loans bear a floating rate of interest and the majority of its investments have short maturities.

         At March 31, 1996, the Company was in a liability sensitive position through its one year gap and an asset sensitive position in its over one year gap. The 90 day gap, (i.e., the difference between assets and liabilities that reprice in that period as a percentage of total assets) was negative, or liability sensitive, at 13%, and its cumulative gap was asset sensitive at 30%. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

         The Asset and Liability Maturity Repricing Schedule below sets forth the distribution of repricing opportunities for the Company's interest earning assets and liabilities, the interest sensitivity gap and the ratio of cumulative gap to total assets.

============================================================================================================
                                         Interest Sensitivity Period
                                               (IN THOUSANDS)
- ------------------------------------------------------------------------------------------------------------
                                                        over        over        over
                                                      3 months    6 months     1 year
                                         3 months      through     through    through      over
                                         or less      6 months     1 year     5 years    5 years      Total
- ------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
Federal funds sold                       $ 1,700     $      -     $     -     $     -    $     -     $ 1,700
Securities                                 1,100          202       2,672      15,891      5,293      25,158
Deposits with other institutions           3,946        1,982       3,762           -          -       9,690
Loans                                     15,980           81         329       5,628      1,709      23,727
- ------------------------------------------------------------------------------------------------------------

     TOTAL                               $22,726     $  2,265     $ 6,763     $21,519    $ 7,002     $60,275
============================================================================================================

Interest Bearing Liabilities:
Time Deposits:
  a) TCD's less than $100M               $ 3,791     $  1,912     $ 1,720     $   862    $     1     $ 8,286
  b) TCD's $100M and over                  2,421        1,810       1,050         371          -       5,652
Savings                                    9,212            -           -           -          -       9,212
Money Market                               8,723            -           -           -          -       8,723
Now Accounts                               7,749            -           -           -          -       7,749
- ------------------------------------------------------------------------------------------------------------

     TOTAL                               $31,896     $  3,722     $ 2,770     $ 1,233    $     1     $39,622
============================================================================================================

Interest Sensitivity Gap:
  Interval                               $(9,170)    $ (1,457)    $ 3,993     $20,286    $ 7,001
  Cumulative                             $(9,170)    $(10,627)    $(6,634)    $13,652    $20,653     $20,653
============================================================================================================

Ratio of cumulative gap
  to total assets                            (13)%        (15)%       (10)%        20%        30%         30%
============================================================================================================

         At March 31, 1996, the Company was entitled to borrow on a collateralized basis at the discount window at the Federal Reserve Bank of San Francisco. In addition, the Bank has available a Federal funds line of credit in the amount of $1 million with one of its correspondent banks.

Capital Resources
- -----------------

         The Company is currently exempt from the Federal Reserve Board's risk-based capital guidelines because consolidated assets are under $150 million. However, the Bank is subject to the risk-based capital guidelines adopted by the Office of the Comptroller of the Currency. These guidelines require the Bank to maintain a minimum ratio of total capital-to-risk-weighted assets of 8% (of which at least 4% must consist of tier 1 capital), and a leverage ratio of at least 3%. At March 31, 1996, the Bank had a total capital-to-risk-weighted assets ratio of 19.4%, with a tier 1 capital ratio of 18.2%, and a leverage ratio of 8.6%.


Recent Accounting Developments
- ------------------------------

         In 1995, the FASB issued Statement No. 123, "Accounting for Stock-based Compensation". Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans such as a purchase plan. The Statement generally suggests stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. The Company has not determined if it will continue to follow APB Opinion No. 25 or follow the guidance of Statement No. 123. However, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

                          PART II.  OTHER INFORMATION

Items 1 - 4.

         Inapplicable


Item 5.    Other Information
           -----------------

         On April 26, 1996, COMBANCORP signed an agreement in principle for BanPonce to acquire all of the common stock of COMBANCORP for $10,375,000 in cash. BanPonce, a $16 billion bank holding company based in Puerto Rico, operates 215 bank branches, including 29 in New York, 6 in New Jersey, 4 in Chicago and 1 in Los Angeles.

         The merger is conditioned upon obtaining the execution of a definitive agreement, approval of the shareholders of COMBANCORP, receipt of all required governmental and regulatory consents and other customary closing conditions.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits

                 (27)     Financial Data Schedule

         (b)  Reports on Form 8-K

              The registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         COMBANCORP



Date:  May 6, 1996                       By:  /s/ RICHARD F. DEMERJIAN
                                             ---------------------------------
                                                  Richard F. Demerjian
                                                  Chief Executive Officer



Date:  May 6, 1996                       By:  /s/ ESTHER G. WILSON
                                             ---------------------------------
                                                  Esther G. Wilson
                                                  Chief Financial Officer