Form 10-Q
period 1996-06-30
COMBANCORP
filed 1996-08-13
CIK 741316

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM  10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996

                                      or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ______________


                    Commission file number:        0-15984
                                             ------------------



                                  COMBANCORP
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                    95-3737171
- -----------------------------------------------        ----------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                    Identification Number)


6001 E. Washington Blvd., City of Commerce, CA                  90040
- -----------------------------------------------        ----------------------
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

                         Yes    X        No
                              ------         ------

         As of June 30, 1996, there were 565,789 outstanding shares of the issuer's Common Stock, no par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                        June 30, 1996             December 31, 1995
                                                        -------------             -----------------
ASSETS
Cash and due from banks - demand                         $ 5,723,384                 $ 5,639,763
Federal funds sold                                         4,900,000                   2,800,000
                                                         -----------                 -----------
     Cash and cash equivalents                            10,623,384                   8,439,763
Interest bearing deposits with
  financial institutions                                   6,725,000                  11,755,000
Federal Reserve Bank stock                                   120,000                     120,000
Securities available for sale                             26,219,593                  21,046,565
Loans                                                     23,428,150                  23,771,964
  Less:
   Deferred loan fees and costs                              (65,303)                    (65,731)
   Unearned discount on acquired loans                       (60,144)                    (84,823)
   Allowance for loan losses                                (415,773)                   (432,559)
                                                         -----------                 -----------
    Net loans                                             22,886,930                  23,188,851
                                                         -----------                 -----------

Premises and equipment, net                                3,226,606                   3,291,753
Other real estate owned                                      106,926                     106,926
Accrued interest receivable and other assets               1,030,326                     881,171
                                                         -----------                 -----------
    Total assets                                         $70,938,765                 $68,830,029
                                                         ===========                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand - non-interest bearing                          $24,086,969                 $21,805,536
  Savings and other interest bearing accounts             25,390,289                  26,691,892
  Time, $100,000 and over                                  5,924,520                   5,381,974
  Other time                                               9,036,167                   8,144,395
                                                         -----------                 -----------
    Total deposits                                        64,437,945                  62,023,797
Accrued interest payable and other liabilities               354,811                     421,322
                                                         -----------                 -----------
    Total liabilities                                     64,792,756                  62,445,119
Shareholders' equity:
  Common stock                                             4,453,300                   4,453,300
  Retained earnings                                        1,967,305                   1,796,650
  Unrealized gain(loss) on securities
   available for sale, net                                  (274,596)                    134,960
                                                         -----------                 -----------
    Total shareholders' equity                             6,146,009                   6,384,910
                                                         -----------                 -----------
 Total liabilities and shareholders' equity              $70,938,765                 $68,830,029
                                                         ===========                 ===========


          See accompanying notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                         Three months                         Six months
                                                        ended June 30,                      ended June 30,
                                                 --------------------------           ------------------------
                                                     1996            1995                 1996         1995
                                                 ----------       ---------           ----------   -----------
Interest income:
   Interest on loans                             $  583,350      $  737,384           $1,233,608    $1,529,201
   Interest on deposits with
     financial institutions                         117,869         147,620              284,961       270,792
   Interest on securities                           436,052         245,651              788,481       500,801
   Interest on Federal funds sold                    42,798         192,432               83,530       349,252
                                                 ----------      ----------           ----------    ----------
      Total interest income                       1,180,069       1,323,087            2,390,580     2,650,046

Interest expense on deposits                        303,212         296,888              608,292       577,348
                                                 ----------      ----------           ----------    ----------
   Net interest income                              876,857       1,026,199            1,782,288     2,072,698

Provision for loan losses                            44,000          40,000              174,000        70,000
                                                 ----------      ----------           ----------    ----------
   Net interest income after
     provision for loan losses                      832,857         986,199            1,608,288     2,002,698
                                                 ----------      ----------           ----------    ----------
Other income:
    Gain (loss) on the sale of OREO
      and on the call of securities                       -          (9,824)               3,317        (9,824)
   Other                                            182,425         161,904              330,057       339,215
                                                 ----------      ----------           ----------    ----------
        Total other income                          182,425         152,080              333,374       329,391
                                                 ----------      ----------           ----------    ----------
Other operating expenses:
   Salaries and employee benefits                   344,998         357,454              720,889       757,888
   Occupancy expense                                 72,368          90,561              138,065       190,370
   Equipment and utilities expense                   58,358          61,938              112,197       101,022
   Professional fees                                134,396          42,420              217,214        89,251
   Advertising expense                               11,959          18,294               17,774        37,299
   Business promotion                                20,456          20,471               37,404        35,377
   Supplies and Office expenses                      51,305          54,955               91,934        90,861
   Data processing                                   35,033          28,708               75,774        69,097
   Other expenses                                   132,517         168,025              232,256       373,735
                                                 ----------      ----------           ----------    ----------
        Total other operating expenses              861,390         842,826            1,643,507     1,744,900
                                                 ----------      ----------           ----------    ----------

Income before income taxes                          153,892         295,453              298,155       587,189

Provision for income taxes                           67,100         121,900              127,500       243,000
                                                 ----------      ----------           ----------    ----------

Net income                                       $   86,792      $  173,553           $  170,655    $  344,189
                                                 ==========      ==========           ==========    ==========
Per share:
  Net income                                     $     0.15      $     0.31           $     0.30    $     0.61
                                                 ==========      ==========           ==========    ==========
  Dividends                                               -               -                    -    $     0.25
                                                 ==========      ==========           ==========    ==========

          See accompanying notes to consolidated financial statements

\                           COMBANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                        Period ended June 30,
                                                                                 ---------------------------------
                                                                                    1996                  1995
                                                                                 ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $    170,655          $   344,189
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Gain on call of securities                                                       (3,317)                   -
      Loss on sale of premises and equipment and other real
        estate owned                                                                        -                9,824
      Depreciation and amortization                                                   162,478              106,085
      Write down of other real estate owned                                                 -               20,000
      Provision for possible loan losses                                              174,000               70,000
      Amortization of deferred loan fees                                                 (428)             (37,815)
      Net accretion of discount on securities                                         (29,023)            (171,887)
      Accretion of unearned discount on acquired loans                                (24,679)            (143,940)
      Net (increase) decrease in accrued income receivable
         and other assets                                                            (207,364)               9,294
      Net increase in taxes payable                                                   245,608               51,689
      Net increase (decrease) in accrued interest payable and
         other liabilities                                                             12,410              (23,989)
                                                                                 ------------          -----------
        Net cash provided by (used in) operating activities                           500,340              233,450
                                                                                 ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in interest bearing
       deposits with other financial institutions                                   5,030,000           (1,677,000)
      Proceeds from sale of other real estate owned                                         -              361,189
      Proceeds from maturities and calls of securities                              4,953,793            7,901,902
      Purchases of securities available for sale                                  (10,798,836)          (3,944,143)
      Loan principal collections, net                                                 153,027            1,668,447
      Purchases of premises and equipment                                             (68,851)            (697,697)
                                                                                 ------------          -----------
        Net cash provided by (used in) investing activities                          (730,867)           3,612,698
                                                                                 ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                           2,414,148           (3,805,066)
      Dividends paid                                                                        -             (141,447)
                                                                                 ------------          -----------
        Net cash provided by (used in) financing activities                         2,414,148           (3,946,513)
                                                                                 ------------          -----------
        Increase (decrease) in cash and cash equivalents                            2,183,621             (100,365)
                                                                                 ------------          -----------

CASH AND CASH EQUIVALENTS
      Beginning of year                                                             8,439,763           17,350,356
                                                                                 ------------          -----------
      End of year                                                                $ 10,623,384          $17,249,991
                                                                                 ============          ===========

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)

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

         In management's opinion, the accompanying financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary to a fair statement of the results for the interim periods presented. The results for the interim period ended June 30, 1996, are not necessarily indicative of the results which will be reported for the entire year.

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

Note 4.  Pending Acquisition
         -------------------

         On April 26, 1996, COMBANCORP (the "Company") and BanPonce Corporation ("BanPonce") announced the signing of an agreement in principle for BanPonce to acquire the Company for $10,375,000 in cash. BanPonce is a $16 billion bank holding company based in the Commonwealth of Puerto Rico, and operates 215 branches, including 29 in New York, 6 in New Jersey, 4 in Chicago, and 1 in Los Angeles. On May 22, 1996, the Company, BanPonce, and its indirect wholly-owned subsidiary, BanPonce Merger Corp. ("Merger Sub"), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $17.31 in cash. The merger is conditioned upon, among other things, approval by the Company's shareholders and the receipt of the required regulatory approvals.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- -------------------

         The Company's consolidated balance sheet at June 30, 1996 reflected an increase of 3.1% in total assets and 3.9% in deposits from December 31, 1995. As a result of continued slow loan demand, the Bank experienced a decrease of 1.5% in gross loans during this period.

         The components of the changes in loans are as follows:


                                                      Increase (Decrease)
                                                     over December 31, 1995
                                                     ----------------------
Commercial loans                                              10.1 %
Real estate - construction                                   (10.2)%
Real estate - primarily loans for
  acquisition or improvement of
  owner occupied offices and
  industrial property                                        (15.0)%
Real estate - mortgage loans acquired                         (1.2)%
Installment loans                                              3.6%

         The loan to deposit ratio at June 30, 1996 was 36.4%, compared to 38.3% at December 31, 1995. Non-performing loans (i.e., those past due 90 days and/or on non-accrual) at June 30, 1996 amounted to approximately $105,255 as compared to approximately $269,700 at December 31, 1995, a 61.0% decrease. Impairment of loans having recorded investments of approximately $15,802 at June 30, 1996 has been recognized. The total allowance for loan losses related to this loan was $1,000 on June 30, 1996. The average recorded investment for all impaired loans during the first six months of 1996 was approximately $118,800 and consisted of two loans. Interest income of $12,746 on the loan in the amount of $103,000 was recognized during this period.

         At June 30, 1996, the following impaired loans were past due 90 days or more and assigned the accrual status noted:

                                 Loans past due over 90           Loans on
                                 days and still accruing     non-accrual status
                                 -----------------------     ------------------
Commercial                                $79,930                  $     -
Real Estate:
     Construction                               -                        -
     Other                                      -                   15,802
Mortgage loans acquired                         -                        -
Consumer / Installment                      9,523                        -
                                          -------                  -------
     Total                                $89,453                  $15,802
                                          =======                  =======

         At June 30, 1996, non-performing loans consisted of the following:

              o A loan on non-accrual status in the amount of $15,802 which is secured by a first trust deed on 1-4 family residence. A notice of default was filed on April 12, 1996. This loan represents 10% of a loan with the balance participated with another financial institution.

              o A UCC1 secured loan in the amount of $79,930, on which the Bank has not received a payment since May 1, 1996. Current financial statements have been received and are being reviewed. This loan will be termed out at renewal.

              o The balance of the non-performing loans totals $9,523, and consists of one reserve line of credit and five credit card loans.

         Other Real Estate Owned ("OREO") at June 30, 1996 remained at $106,926. Management believes that it has adequately reserved for those loans representing an above normal degree of risk.

=================================================================================
                                                        June 30,    December 31,
                                                          1996          1995
                                                        --------    -----------
ASSET QUALITY RATIOS:
Non-performing loans to gross loans                       0.5%          1.1%
Non-performing loans and OREO to total assets             0.3%          0.5%
=================================================================================

         The allowance and provision for loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio. The level and rate of additions to the allowance for loan losses are based on a continuing analysis of the loan portfolio and at June 30, 1996, reflected an amount which in management's judgment was adequate for known and inherent losses. In evaluating the adequacy of the allowance, management gives consideration to economic prospects and net worth of the individual borrowers and guarantors, the extent and type of collateral, the nature and amount of loans subject to adverse classification, the total size and mix of the loan portfolio and such other factors as management considers material to an evaluation of the allowance. The allowance for loan losses aggregated $415,773 at June 30, 1996, or 1.8% of outstanding loans, as compared to $432,559, or 1.8% of outstanding loans at December 31, 1995. During the same period, the allowance for loan losses as a percentage of non-performing loans was 395.0% and 160.4%, respectively.

         Funds not required for lending activities at June 30, 1996 were invested in U.S. treasury and agency securities, investment grade corporate notes, municipal bonds, interest-bearing deposits with other financial institutions and Federal funds sold. At June 30, 1996, Federal funds sold increased $2.1 million and interest bearing deposits with financial institutions decreased by approximately $5 million when compared to December
31, 1995. Securities available for sale increased by approximately $5.2 million during the same period. Maturing securities have been reinvested in higher yielding callable U.S. treasury and agency securities maturing between 1 year and 10 years to protect against loss of income due to interest rate risk. The net unrealized gain or loss on securities available for sale, net of deferred taxes, included in shareholders' equity decreased from an unrealized gain of $134,960 at December 31, 1995 to an unrealized loss of $274,596 at June 30, 1996, reflecting the decrease in market value resulting from a general increase in rates during the first six months of 1996.

Results of Operations
- ---------------------

         Net income for the three months and six months ended June 30, 1996 was $86,792, or $.15 per share, and $170,655, or $.30 per share, respectively, compared to $173,553, or $.31 per share, and $344,189, or $.61 per share, reported in the comparable periods last year.

         Net interest income for the three month and six month periods ended June 30, 1996 decreased 14.6% and 14.0% over the comparable periods in 1995 due primarily to the decrease in total average earning assets of 6.9% and 4.5% for the respective periods. Average loans decreased 9.2% and 5.7% when compared to the three and six month periods in 1995, while other average interest bearing assets consisting of securities and time certificates of deposits with other institutions decreased 5.4% and 3.7% during the respective periods. Interest expense increased approximately 2.1% for the three month period and 5.4% for the six month period ended June 30, 1996 over the comparable periods in 1995 due to the increase in rates on deposits of 20 and 26 basis points, offset by a decrease in average interest bearing deposits of 4.4% and 3.4% for the respective periods. The annualized net interest margin was 5.8% and 6.3% for the three months ended June 30, 1996 and 1995, respectively, and was 5.9% and 6.6% for the six months ended June 30, 1996 and 1995, respectively.

         The provision for loan losses increased $4,000, or 10.0%, during the three month period and $104,000, or 148.6%, during the six month period ending June 30, 1996, compared to the comparable periods in 1995. This reflects management's recognition and charge-off of certain credits that arose in the first quarter of 1996, and management's assessment of the potential risks in the loan portfolio, adequacy of the underlying collateral, collectibility, and the experience of past loan losses. For analytical purposes, as part of the overall estimate of the allowance for loan losses, management attributes a portion of the allowance to each category in the loan portfolio. However, this does not imply that any part of the allowance is segregated for, or allocated to, any particular loan or group of loans. The allowance is available to absorb all loan losses originating from the loan portfolio.

         Other operating expenses increased approximately 2.2% for the three month period and decreased approximately 5.8% for the six month period ending June 30, 1996 compared to the comparable periods in 1995. Occupancy expense decreased $52,305, or 27.5%, for the six month period ending June 30, 1996 due to the fact that the Bank exercised its option to purchase the Downey Branch facility from the Federal Deposit Insurance Corporation ("FDIC") and was able to significantly decrease the monthly expense on the lease by substituting it with an asset which will be depreciated over the life of that asset. Professional fees increased $91,976, or 216.8%, for the three month period and $127,963, or 143.4%, for the six month period ended June 30, 1996, due to the utilization of sales and marketing consultants. The Company also incurred additional professional fees for attorneys and accounting in connection with the pending acquisition of the Company by BanPonce. Other expenses decreased $35,508, or 21.1%, and $141,479, or 37.9%, for the three and six month periods ended June 30, 1996, respectively, due primarily to the decrease in FDIC fees of $33,851, or 98.5%, and $125,720, or 99.2%, for the three and six month periods ended June 30, 1996.

Liquidity and Interest Rate Sensitivity
- ---------------------------------------

         At June 30, 1996, total earning assets were $61.4 million, or 86.5% of total assets. The Company's liquid assets were $20.3 million and consisted of cash and due from banks, interest-bearing deposits with financial institutions, unpledged securities maturing within one year and Federal funds sold. The liquidity ratio (i.e., liquid assets to total deposits) was 31.6% compared to 55.2% at December 31, 1995. This reflects the Bank's investment in longer term securities in the Bank's available-for-sale portfolio as well as the $1.4 million in pledged securities. The Bank has outstanding commitments to lend in the amount of approximately $6.6 million at June 30, 1996. Because many of the commitments are expected to expire without being drawn upon, such commitments do not necessarily represent future cash requirements. The Company has no material unrecorded commitments for funds.

         Interest-bearing deposits with financial institutions at June 30, 1996 consisted exclusively of time certificates of deposit, all of which mature within one year. The Company's securities consisted primarily of U.S. treasury and agency obligations, corporate bonds and bank qualified municipal bonds, which were readily marketable. At June 30, 1996, the cost of these securities exceeded their market value by approximately $472,100. Securities totaling $1,400,000 were pledged to secure Treasury Tax and Loan deposits and public funds. The Company's loan portfolio also was relatively liquid with approximately 67.3% of the outstanding loans maturing within one year and/or sensitive to changes in interest rates.

         The Company believes that its position with respect to interest rate fluctuations is favorable, in that the majority of the Company's loans bear a floating rate of interest and the majority of its investments have short maturities.

         At June 30, 1996, the Company was in a liability sensitive position through its one year gap and an asset sensitive position in its over one year gap. The 90 day gap, (i.e., the difference between assets and liabilities that reprice in that period as a percentage of total assets) was negative, or liability sensitive, at 15% and its cumulative gap was asset sensitive at 30%. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

         The Asset and Liability Maturity Repricing Schedule below sets forth the distribution of Repricing opportunities for the Company's interest earning assets and liabilities, the interest sensitivity gap and the ratio of cumulative gap to total assets.

                          INTEREST SENSITIVITY PERIOD
                                 (in thousands)

                                                           over       over       over
                                                         3 months   6 months    1 year
                                             3 months     through   through    through      over
                                             or less     6 months    1 year    5 years    5 years      Total
                                             ---------   --------   --------   --------   --------    -------
INTEREST EARNING ASSETS:
Federal funds sold                            $  4,900    $     -    $     -    $     -    $     -    $ 4,900
Securities                                         201      1,982        798     15,671      7,688     26,340
Deposits with other institutions                 2,666      2,674      1,385          -          -      6,725
Loans                                           15,232        166        359      5,058      2,613     23,428
                                              --------    -------    -------    -------    -------    -------
     TOTAL                                    $ 22,999    $ 4,822    $ 2,542    $20,729    $10,301    $61,393
                                              ========    =======    =======    =======    =======    =======
INTEREST BEARING LIABILITIES:
Time Deposits:
  a) TCD's less than $100M                    $  4,188    $ 2,101    $ 2,012    $   734    $     1    $ 9,036
  b) TCD's $100M and over                        3,775        774      1,002        374          -      5,925
Savings                                          9,295          -          -          -          -      9,295
Money Market                                     8,199          -          -          -          -      8,199
Now Accounts                                     7,896          -          -          -          -      7,896
                                              --------    -------    -------    -------    -------    -------
     TOTAL                                    $ 33,353    $ 2,875    $ 3,014    $ 1,108    $     1    $40,351
                                              ========    =======    =======    =======    =======    =======
Interest Sensitivity Gap:
  Interval                                    $(10,354)   $ 1,947    $  (472)   $19,621    $10,300
  Cumulative                                  $(10,354)   $(8,407)   $(8,879)   $10,742    $21,042    $21,042
                                              --------    -------    -------    -------    -------    -------
Ratio of cumulative gap to total assets            -15%       -12%       -13%        15%        30%        30%
                                              ========    =======    =======    =======    =======    =======

         At June 30, 1996, the Company was entitled to borrow on a collateralized basis at the discount window at the Federal Reserve Bank of San Francisco. In addition, the Bank has available a Federal funds line of credit in the amount of $1 million with one of its correspondent banks.

Capital Resources
- -----------------

         The Company is currently exempt from the Federal Reserve Board's risk-based capital guidelines because consolidated assets are under $150 million. However, the Bank is subject to the risk-based capital guidelines adopted by the Office of the Comptroller of the Currency. These guidelines require the Bank to maintain a minimum ratio of total capital-to-risk-weighted assets of 8% (of which at least 4% must consist of Tier I capital), and a leverage ratio of at least 3%. At June 30, 1996, the Bank had a total capital-to-risk-weighted assets ratio of 19.7%, with a Tier I capital ratio of 18.4%, and a leverage ratio of 8.6%. Currently, the Company and the Bank exclude the impact of the net unrealized gains (loss) on securities available for sale, net of deferred taxes, in their regulatory capital ratios.

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

PART II.  OTHER INFORMATION

Items 1 - 5.

         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits

                 (27)     Financial Data Schedule

         (b)     Reports on Form 8-K

                 The registrant filed no reports on Form 8-K during the quarter ended June 30, 1996.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMBANCORP



Date:  August 9, 1996                  By:  /s/ RICHARD F. DEMERJIAN
                                           ----------------------------
                                                Richard F. Demerjian
                                                Chief Executive Officer




Date:  August 9, 1996                  By:  /s/ ESTHER G. WILSON
                                           ----------------------------
                                                Esther G. Wilson
                                                Chief Financial Officer